Form 10-Q
period 1996-04-20
BERTUCCIS INC
filed 1996-05-31
CIK 874971

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



For the Quarterly Period Ended    April 20, 1996


Commission File Number    0-19315


                                Bertucci's, Inc.
             (Exact name of registrant as specified in its charter)


               Massachusetts                          04-2947209
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification Number)


                14 Audubon Road, Wakefield, Massachusetts, 01880
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (617) 246-6700


Indicate by check mark whether the registrant (1) has filed all reports required to be filled by section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                                  Yes [X] No [ ]


On May 31, 1996, 8,739,552 shares of the registrant's Common Stock were outstanding.

                                BERTUCCI'S, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 PAGE
PART I:           FINANCIAL INFORMATION

         Item 1.    Financial Statements:
                    1)     Consolidated Condensed Balance Sheets
                           April 20, 1996, and December 30, 1995                                 4

                    2)     Consolidated Condensed Statements of Operations
                           For Sixteen Weeks Ended April 20, 1996,
                           and April 22, 1995                                                    5

                    3)     Consolidated Condensed Statements of Shareholders'
                           Equity For Sixteen Weeks Ended April 20, 1996                         6

                    4)     Consolidated Condensed Statements of Cash
                           Flows  -  Sixteen Weeks Ended April 20, 1996,
                           and April 22, 1995                                                    7

                    5)     Notes to Consolidated Condensed Financial
                           Statements                                                            8

         Item 2.    Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                                        9-11


PART II:          OTHER INFORMATION                                                              12

                          PART I:FINANCIAL INFORMATION

                                BERTUCCI'S, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                               April 20,                        December 30,
                                                                  1996                            1995
                                                                             (in thousands)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                             $            601                $          1,384
     Inventories                                                        935                             951
     Accounts receivable                                                131                             154
     Note receivable                                                     70                              70
     Prepaid expenses                                                   467                             366
     Deferred preopening costs                                          838                             818
     Prepaid taxes                                                      758                             758
                                                          -----------------               -----------------
          Total current assets                                        3,800                           4,501
                                                          -----------------               -----------------
PROPERTY AND EQUIPMENT, at cost:
     Land                                                             2,902                           2,902
     Buildings                                                       10,344                          10,324
     Leasehold improvements                                          69,336                          69,028
     Machinery and equipment                                         33,784                          32,274
     Construction in progress                                         1,525                           1,216
     Equipment under capital lease                                      164                             164
                                                          -----------------               -----------------
                                                                    118,055                         115,908
     Less - Accumulated depreciation                                 26,289                          26,048
                                                          -----------------               -----------------
          Net property and equipment                                 91,766                          89,860
                                                          -----------------               -----------------
PREPAID TAXES                                                         2,405                           2,405
OTHER ASSETS                                                          2,096                           2,172
                                                          -----------------               -----------------
                                                          $         100,067               $          98,938
                                                          =================               =================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable-current                                $              25               $              25
     Accounts payable                                                 4,219                           4,243
     Accrued expenses                                                   798                             513
     Accrued restaurant closing expense                               1,313                           1,539
     Accrued payroll and employee benefits                            2,466                           2,419
     Accrued taxes                                                    1,391                           1,019
                                                          -----------------               -----------------
         Total current liabilities                                   10,212                           9,758
DEFERRED RENT                                                         5,667                           5,575
NOTES PAYABLE                                                            50                              75
LONG-TERM DEBT                                                       19,438                          19,438
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
      Authorized - 200,000 shares, none issued                            -                               -
     Common stock, $.005 par value -
      Authorized - 15,000,000 shares
     Issued and outstanding -
      8,728,442 shares at December 30, 1995 and
      8,739,552 shares at April 20, 1996                                 44                              44
     Additional paid-in capital                                      44,679                          44,620
     Retained earnings                                               19,977                          19,428
                                                          -----------------               -----------------
          Total shareholders' equity                                 64,700                          64,092
                                                          -----------------               -----------------
                                                           $        100,067               $          98,938
                                                          =================               =================

                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Sixteen Weeks Ended
                                                                   April 20, 1996                    April 22, 1995
                                                                            (in thousands, except per share data)
NET SALES                                                            $         38,259                  $         35,446
                                                                   ------------------                ------------------
COSTS AND EXPENSES:
     Cost of sales                                                              9,798                             9,051
     Operating expenses                                                        19,881                            17,326
     General and administrative expenses                                        2,477                             2,641
     Depreciation and amortization                                              2,712                             2,762
     Taxes other than income                                                    2,101                             1,932
                                                                   ------------------                ------------------
          Total costs and expenses                                             36,969                            33,712
                                                                   ------------------                ------------------
          Operating income                                                      1,290                             1,734
INTEREST EXPENSE, net                                                             418                               323
INTEREST INCOME                                                                     6                                 8
                                                                   ------------------                ------------------
     Income before income tax expense                                             878                             1,419
INCOME TAX EXPENSE                                                                329                               517
                                                                   ------------------                ------------------
     Net income                                                      $            549                  $            902
                                                                   ==================                ==================
WEIGHTED AVERAGE SHARES OUTSTANDING                                         8,892,502                         8,890,120
                                                                   ==================                ==================
EARNINGS PER SHARE                                                   $           0.06                  $           0.10
                                                                   ==================                ==================

                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                             Additional
                                                Common Stock                 Paid-In          Retained         Shareholders'
                                           Shares            Par             Capital          Earnings          Equity
                                                                           (in thousands)
BALANCE, December 30, 1995                    8,728     $         44     $      44,620    $      19,428    $       64,092
     Issuance of stock                           12                -                59                -                59
     Net income                                   -                -                 -              549               549
                                         ----------     ------------     -------------    -------------    --------------

BALANCE, April 20, 1996                       8,740     $         44     $      44,679    $      19,977    $       64,700
                                         ==========     ============     =============    =============    ==============

                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Sixteen Weeks Ended
                                                                             April 20, 1996                    April 22, 1995
                                                                                             (in thousands)
                                                                             ---------------                   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $           549                   $          902
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                     2,712                            2,762
     (Increase) decrease in inventories                                                   16                            (118)
     Increase in prepaid expenses, accounts receivable, notes receivable
      and other assets                                                                   (1)                             (92)
     Decrease in accounts payable                                                       (24)                          (2,045)
     Increase in accrued expenses and deferred rent                                      197                              522
     Increase (decrease) in accrued, deferred and prepaid taxes                          372                            (561)
                                                                             ---------------                   --------------
          Net cash provided by operations                                              3,821                            1,370
                                                                             ---------------                   --------------

CASH FLOWS USED FROM INVESTING ACTIVITIES:
  Additions to preopening costs                                                        (446)                             (435)
  Additions to property and equipment                                                (4,192)                           (6,622)
                                                                             ---------------                    --------------
          Net cash used by investing activities                                      (4,638)                           (7,057)
                                                                             ---------------                    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                                59                                65
  Proceeds from debt                                                                       -                             4,938
  Decrease in notes payable                                                              (25)                             (25)
                                                                             ----------------                   --------------
          Net cash provided by financing activities                                        34                            4,978
                                                                             ----------------                   --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (783)                            (709)
CASH AND CASH EQUIVALENTS, beginning of period                                          1,384                              750
                                                                             ----------------                   --------------
CASH AND CASH EQUIVALENTS, end of period                                     $            601                   $           41
                                                                             ================                   ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for ---
          Interest, net of amount capitalized                                $            410                   $          268
                                                                             ================                   ==============
          Income taxes                                                       $             37                   $          408
                                                                             ================                   ==============

                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 April 20, 1996



1. Basis of Presentation

     In the opinion of management, the accompanying consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the sixteen-week period ended April 20, 1996 are not necessarily indicative of the results to be expected for the full year.

     The significant accounting policies followed by the Company are set forth in the notes to Consolidated Financial Statements in the Company's 1995 Annual Report and Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in the 1995 Annual Report and Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the company's income statements for the periods indicated.

                                                                            Sixteen Weeks Ended
                                                               ----------------------------------------------
                                                                  April 20,                      April 22,
                                                                     1996                          1995
                                                               ----------------               ---------------
NET SALES                                                                100.0%                        100.0%
                                                               ----------------               ---------------

COSTS AND EXPENSES:
     Costs of sales                                                        25.6                          25.5
     Operating expenses                                                    51.9                          48.9
     General and administrative expenses                                    6.5                           7.5
     Depreciation and amortization                                          7.1                           7.8
     Taxes other than income                                                5.5                           5.4
                                                               ----------------               ---------------
          Total costs and expenses                                         96.6                          95.1
                                                               ----------------               ---------------
          Operating income                                                  3.4                           4.9
INTEREST EXPENSE, net                                                       1.1                           0.9
INTEREST INCOME                                                        -                             -
                                                               ----------------               ---------------
          Income before income tax expense                                  2.3                           4.0
INCOME TAX EXPENSE                                                          0.9                           1.5
                                                               ----------------               ---------------
          Net income                                                       1.4%                          2.5%
                                                               ================               ===============
NUMBER OF RESTAURANTS:
     Restaurants open at beginning of period                                 76                            67
          Restaurants opened during period                                    3                             3
          Restaurants closed during period                                  (3)                             -
                                                               ----------------               ---------------
     Restaurants open at end of period                                       76                            70

                       Sixteen Weeks Ended April 20, 1996
                 Compared to Sixteen Weeks Ended April 22, 1995

     Net sales increased $2.8 million, or 7.9%, to $38.3 million in the first quarter of fiscal year 1996, from $35.4 million in the first quarter of fiscal year 1995. The increase in net sales came from the nine new restaurants opened in fiscal year 1995, and three new restaurants opened in the first quarter of 1996. Comparable restaurant sales during the first quarter were flat, but the Company estimates that over 3.0% of total sales were lost due to severe winter weather.

     Cost of sales, primarily food and beverages, increased from $9.1 million in the sixteen weeks ended April 22, 1995, to $9.8 million in the corresponding 1996 period. As a percentage of net sales, these costs were 25.5% in the 1995 fiscal period, and 25.6% in the 1996 fiscal period. Although the price of olive oil, tomatoes, flour, and cheese increased, the Company was able to offset most of the increase by more efficient operations.

     Restaurant operating expenses for the sixteen-week period increased from $17.3 million in fiscal year 1995, to $19.9 million in fiscal year 1996. As a percentage of net sales, operating expenses increased from 48.9% during the sixteen weeks ended April 22, 1995, to 51.9% during the corresponding period in 1996. The increase was the result of advertising costs of 3.5%, as a percentage of net sales, that were not present during the first quarter of 1995.

     General and administrative expenses decreased from $2.6 million in the sixteen weeks ended April 22, 1995, to $2.5 million in the corresponding 1996 period, and decreased, as a percentage of net sales, from 7.5% in the 1995 sixteen-week period, to 6.5% in the 1996 sixteen-week period. This decrease was the result of attrition at the corporate level, and a reduction in training costs due to fewer store openings expected this year.

     Depreciation and amortization expense decreased, as a percentage of net sales, from 7.8% in the 1995 period, to 7.1% in the 1996 sixteen-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

     Taxes other than income increased from $1.9 million during the sixteen weeks ended April 22, 1995, to $2.1 million in the corresponding 1996 period, due to increases in real property taxes on rented property.

     Interest expense increased from $323,000 to $418,000 for the sixteen weeks of 1995 and 1996, respectively. This increase was attributable to the higher amount of bank borrowings in the 1996 sixteen-week period.

     The effective income tax rate increased from 36.4% for the sixteen weeks ended April 22, 1995, to 37.5% for the corresponding period ending April 20, 1996.

                        Liquidity and Sources of Capital


     To date, the Company has financed its expansion from operations, bank borrowing, and private placements and public offerings of equity securities. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

     The Company has a bank line-of-credit in effect until November 30, 1997, under which it may borrow up to $30.0 million. On November 30, 1997, the Company will be able to convert the balance, if any, to a term loan maturing on November 30, 2000. The Company pays a fee of 1/4 of 1% on the unused balance, and interest is calculated using LIBOR plus 1.25%. There are no compensating balance arrangements or legal restrictions as to the withdrawal of these funds. At April 22, 1995, and April 20, 1996, the amounts outstanding under this bank line-of-credit were $18.9 and $19.4 million, respectively.

     During the sixteen weeks ended April 22, 1995, and April 20, 1996, the Company's investment in property and equipment was $6.6 million and $4.2 million, respectively. The investments were funded with cash provided by operations, and with the proceeds of financing activities.

     Cash provided by operations amounted to $1.4 million and $3.8 million for the sixteen weeks ended April 22, 1995, and April 20, 1996, respectively. Cash from financing activities amounted to $5.0 million for the sixteen-week period in 1995.

     The Company opened three new restaurants in the first sixteen weeks of 1996, and expects to open a total of 8 new restaurants by the end of fiscal year 1996, with an additional five restaurants planned for fiscal year 1997. The Company expects to expend approximately $13.0 million in fiscal year 1996, and approximately $10.0 million in fiscal year 1997 to finance expansion. The Company believes that it will have sufficient working capital and bank borrowings to finance its expansion plans through the end of fiscal year 1997.

                           PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      BERTUCCI'S, INC.
                                              ----------------------------------
                                                        (Registrant)


Date: May 31, 1996                          By: /s/ Joseph Crugnale
                                               ---------------------------------
                                               Joseph Crugnale
                                               President and Chief
                                               Executive Officer




Date: May 31, 1996                          By: /s/ Norman S. Mallett
                                               ---------------------------------
                                               Norman S. Mallett
                                               Vice-President - Finance
                                               Cheif Financial Officer and
                                               Treasurer