Form 10-Q/A
period 1996-04-20
BERTUCCIS INC
filed 1996-06-27
CIK 874971

FORM 10-Q/A

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

               Exhibit 27:  Financial Data Schedule

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


Date: June 26, 1996                         By: /s/ Joseph Crugnale
                                               ---------------------------------
                                               Joseph Crugnale
                                               President and Chief
                                               Executive Officer




Date: June 26, 1996                         By: /s/ Norman S. Mallett
                                               ---------------------------------
                                               Norman S. Mallett
                                               Vice-President - Finance
                                               Cheif Financial Officer and
                                               Treasurer