Form 10-Q
period 1996-07-13
BERTUCCIS INC
filed 1996-08-26
CIK 874971

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                  For the Quarterly Period Ended July 13, 1996


                         Commission File Number 0-19315


                                Bertucci's, Inc.
             (Exact name of registrant as specified in its charter)


                            Massachusetts 04-2947209

                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)


                 14 Audubon Road, Wakefield, Massachusetts 01880
               (Address of principal executive offices) (Zip Code)


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


                                                        Yes [X] No

On August 23, 1996, 8,752,928 shares of the registrant's Common Stock were outstanding.

                                BERTUCCI'S, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                     PAGE
PART I:           FINANCIAL INFORMATION

         Item 1.    Financial Statements:
                    1)     Consolidated Condensed Balance Sheets
                           July 13, 1996, and December 30, 1995                         4

                    2)     Consolidated Condensed Statements of Operations
                           For Twelve Weeks and Twenty-Eight Weeks
                           Ended July 13, 1996, and July 15, 1995                       5

                    3)     Consolidated Condensed Statements of Shareholders'
                           Equity For The Twenty-Eight-Week Period Ended
                           July 13, 1996                                                6

                    4)     Consolidated Condensed Statements of Cash
                           Flows  -  Twenty-Eight Weeks Ended July 13, 1996,
                           and July 15, 1995                                            7

                    5)     Notes to Consolidated Condensed Financial
                           Statements                                                   8

         Item 2.    Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                               9-12

PARTII:   OTHER INFORMATION                                                            13

                          PART I:FINANCIAL INFORMATION

                                BERTUCCI'S, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                July 13,                       December 30,
                                                                  1996                            1995
                                                                              (in thousands)
                                                             ----------------------------------------------
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                             $          1,146                $          1,384
     Inventories                                                        995                             951
     Accounts receivable                                                148                             154
     Note receivable                                                     70                              70
     Prepaid expenses                                                   407                             366
     Deferred preopening costs                                          750                             818
     Prepaid taxes                                                      758                             758
                                                           ----------------                ----------------
          Total current assets                                        4,274                           4,501
                                                           ----------------                ----------------

PROPERTY AND EQUIPMENT, at cost:
     Land                                                             2,902                           2,902
     Buildings                                                       10,345                          10,324
     Leasehold improvements                                          70,845                          69,028
     Machinery and equipment                                         34,968                          32,274
     Construction in progress                                         1,591                           1,216
     Equipment under capital lease                                      164                             164
                                                           ----------------                ----------------
                                                                    120,815                         115,908
     Less - Accumulated depreciation                                 28,098                          26,048
                                                           ----------------                ----------------
          Net property and equipment                                 92,717                          89,860
                                                           ----------------                ----------------
PREPAID TAXES                                                         2,405                           2,405
OTHER ASSETS                                                          2,114                           2,172
                                                           ----------------                ----------------
                                                          $         101,510               $          98,938
                                                           ================                ================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable-current                                $              25               $              25
     Accounts payable                                                 4,319                           4,243
     Accrued expenses                                                   765                             513
     Accrued restaurant closing expense                               1,273                           1,539
     Accrued payroll and employee benefits                            2,510                           2,419
     Accrued taxes                                                    1,875                           1,019
                                                           ----------------                ----------------
         Total current liabilities                                   10,767                           9,758
DEFERRED RENT                                                         5,870                           5,575
NOTES PAYABLE                                                            50                              75
LONG-TERM DEBT                                                       19,438                          19,438
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
      Authorized - 200,000 shares, none issued                            -                               -
     Common stock, $.005 par value -
      Authorized - 15,000,000 shares
     Issued and outstanding -
      8,728,442 shares at December 30, 1995 and
      8,739,552 shares at July 13, 1996                                  44                              44
     Additional paid-in capital                                      44,679                          44,620
     Retained earnings                                               20,662                          19,428
                                                           ----------------                ----------------
          Total shareholders' equity                                 65,385                          64,092
                                                           ----------------                ----------------
                                                           $        101,510                $         98,938
                                                           ================                ================

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      12 Weeks Ended                                  28 Weeks Ended
                                         ------------------------------------------     -------------------------------------------
                                                 July 13,              July 15,                 July 13,              July 15,
                                                    1996                  1995                     1996                  1995
                                          ------------------    ------------------        -----------------     -----------------
                                                                           (in thousands, except per share data)

NET SALES                                 $          30,235     $          28,521       $           68,494         $      63,967
                                             ------------------    ------------------        -----------------     -----------------

COSTS AND EXPENSES:
     Cost of sales                                    7,589                 7,278                   17,387                16,329
     Operating expenses                              15,844                14,380                   35,725                31,706
     General and administrative expenses              1,777                 2,030                    4,255                 4,671
     Depreciation and amortization                    2,043                 2,212                    4,755                 4,974
     Taxes other than income                          1,568                 1,516                    3,668                 3,448
                                            ------------------    ------------------        -----------------     -----------------
          Total costs and expenses                   28,821                27,416                   65,790                61,128
                                            ------------------    ------------------       -- ---------------    -- ---------------
          Operating income                            1,414                 1,105                    2,704                 2,839
INTEREST EXPENSE, net                                   323                   292                      741                   615
INTEREST INCOME                                           4                     5                       10                    13
                                             -----------------    ------------------       -- ---------------    -- ---------------
          Income before income tax expense            1,095                   818                    1,973                 2,237
INCOME TAX EXPENSE                                      410                   293                      739                   810
                                             ------------------    ------------------       -- ---------------    -- ---------------
          Net income                      $             685     $             525       $            1,234    $            1,427
                                             ==================    ==================       == ===============    == ===============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                      8,890,004             8,857,734                8,878,140             8,878,124
                                             ==================    ==================       == ===============    == ===============

EARNINGS PER SHARE                       $            0.08     $            0.06       $             0.14    $             0.16
                                             ==================    ==================       == ===============    == ===============

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                Common Stock                 Additional
                                         ---------------------------         Paid-In          Retained        Shareholders'
                                           Shares            Par             Capital          Earnings           Equity
                                         ----------     ------------        ----------       ----------      ---------------
                                                                           (in thousands)
BALANCE, December 30, 1995                    8,728     $         44     $      44,620    $      19,428     $      64,092
     Issuance of stock                           12                -                59                -                59
     Net income                                   -                -                 -            1,234             1,234
                                         ----------     ------------      ------------    -------------      ------------

BALANCE, July 13, 1996                        8,740     $         44     $      44,679    $      20,662     $      65,385
                                         ==========     ============      ============    =============      ============

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Twenty-Eight Weeks Ended
                                                                                      ---------------------------------------------
                                                                                           July 13,                 July 15,
                                                                                             1996                     1995
                                                                                      -----------------       --------------------
                                                                                                    (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $            1,234       $            1,427
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                           4,893                    5,097
        Increase in inventories                                                                   (44)                    (149)
        Increase in prepaid expenses, accounts receivable,
            notes receivable and other assets                                                     (23)                     (70)
        Increase (decrease) in accounts payable                                                    76                   (2,229)
        Increase in accrued expenses and deferred rent                                            372                      692
        Increase (decrease) in accrued, deferred and prepaid taxes                                856                    (877)
                                                                                             -----------------       -------------
             Net cash provided by operations                                                    7,364                    3,891
                                                                                              -----------------       ------------

CASH FLOWS USED FROM INVESTING ACTIVITIES:
     Additions to preopening costs                                                               (684)                    (878)
     Additions to property and equipment                                                       (6,952)                  (9,183)
                                                                                              -----------------       -------------
             Net cash used by investing activities                                             (7,636)                 (10,061)
                                                                                              -----------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                                      59                      122
     Proceeds from debt                                                                             -                    5,438
     Decrease in notes payable                                                                    (25)                     (25)
                                                                                              -----------------       -------------
             Net cash provided by financing activities                                             34                    5,535
                                                                                              -----------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (238)                    (635)
CASH AND CASH EQUIVALENTS, beginning of period                                                  1,384                      750
                                                                                              -----------------       -------------
CASH AND CASH EQUIVALENTS, end of period                                                        1,146                 $    115
                                                                                              =================       =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for ---
             Interest, net of amount capitalized                                             $    692                 $    542
                                                                                              =================       ==============
             Income taxes                                                                    $     80                 $    859

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  July 13, 1996



1.       Basis of Presentation

         In the opinion of management, the accompanying consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the twelve-week and twenty-eight-week periods ended July 13, 1996 are not necessarily indicative of the results to be expected for the full year.

         The significant accounting policies followed by the Company are set forth in the notes toConsolidated Financial Statements in the Company's 1995 Annual Report and Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in the 1995 Annual Report and Form 10-K.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table sets forth the percentage relationship to net sales of certain items included in the company's income statements for the periods indicated.


                                                              12 Weeks Ended                              28 Weeks Ended
                                                    ----------------------------------           ---------------------------------
                                                        July 13,          July 15,                  July 13,          July 15,
                                                          1996              1995                      1996              1995
                                                    ----------------   ---------------           ---------------   ---------------

NET SALES                                                     100.0%            100.0%                    100.0%            100.0%
                                                    ----------------   ---------------           ---------------   ---------------
COSTS AND EXPENSES:
     Costs of sales                                             25.1              25.5                      25.4              25.5
     Operating expenses                                         52.4              50.4                      52.2              49.6
     General and administrative expenses                         5.9               7.1                       6.2               7.3
     Depreciation and amortization                               6.7               7.8                       6.9               7.8
     Taxes other than income                                     5.2               5.3                       5.4               5.4
                                                    ----------------   ---------------           ---------------   ---------------
          Total costs and expenses                              95.3              96.1                      96.1              95.6
                                                    ----------------   ---------------           ---------------   ---------------
          Operating income                                       4.7               3.9                       3.9               4.4
INTEREST EXPENSE, net                                            1.1               1.0                       1.0               1.0
INTEREST INCOME                                             -                 -                         -                 -
                                                    ----------------   ---------------           ---------------   ---------------
          Income before income tax expense                       3.6               2.9                       2.9               3.4
INCOME TAX EXPENSE                                               1.3               1.0                       1.1               1.2
                                                    ----------------   ---------------           ---------------   ---------------
          Net income                                            2.3%              1.9%                      1.8%              2.2%
                                                    ================   ===============           ===============   ===============


NUMBER OF RESTAURANTS:
     Restaurants open at beginning of period                      76                70                        76                67
         Restaurants opened during period                          1                 3                         4                 6
         Restaurants closed during period                   -                 -                              (3)          -
                                                    ----------------   ---------------           ---------------   ---------------
     Restaurants open at end of period                            77                73                        77                73

 Twelve Weeks Ended July 13, 1996, Compared To Twelve Weeks Ended July 15, 1995


         Net sales increased $1.7 million, or 6.0%, to $30.2 million in the second quarter of fiscal year 1996, from $28.5 million in the second quarter of fiscal year 1995. Comparable restaurant sales for the twelve-week period increased 1.7%. The Company opened one additional new restaurant in the twelve-week period ended July 13, 1996.

         Cost of sales, primarily food and beverages, increased from $7.3 million in the twelve weeks ended July 15, 1995, to $7.6 million in the corresponding 1996 period. As a percentage of net sales, these costs were 25.5% in the 1995 fiscal period, and 25.1% in the corresponding 1996 fiscal period. The percentage decrease was the result of more efficient operations. The price of flour and cheese remained high throughout the period.

         Restaurant operating expenses for the twelve-week period increased from $14.4 million in fiscal year 1995, to $15.8 million for the corresponding period in fiscal year 1996. As a percentage of net sales, operating expenses increased from 50.4% during the twelve weeks ended July 15, 1995, to 52.4% during the corresponding period in 1996. The increase was the result of higher maintenance costs and advertising costs.

         General and administrative expenses decreased, as a percentage of net sales, from 7.1% during the twelve weeks ended July 15, 1995, to 5.9% during the corresponding period of fiscal year 1996. The decrease has come from attrition at the corporate level, reduction in training costs associated with new restaurant openings, and a reduction of in-house marketing costs.

         Depreciation and amortization expense decreased, as a percentage of net sales, from 7.8% in the 1995 twelve-week period, to 6.7% in the 1996 twelve-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

         Taxes, other than income taxes, increased from $1.5 million during the twelve weeks ended July 15, 1995, to $1.6 million in the corresponding 1996 period, and decreased, as a percentage of net sales, from 5.3% for 1995 to 5.2% for 1996. The percentage decrease was due to lower state unemployment tax rates on payroll.

         Interest expense increased from $292,000 to $323,000 for the corresponding twelve weeks of 1995 and 1996, respectively. The increase was attributable to the higher amounts of bank borrowings, as well as higher interest rates during the 1996 period.

         The effective income tax rate increased from 35.8% for the twelve weeks ended July 15, 1995, to 37.4% for the corresponding period ended July 13, 1996. The increase in tax rate is attributable to the expiration of the Targeted Sales Tax Credit program, and reduction of start-up costs associated with fewer new store openings.

     Twenty-Eight Weeks Ended July 13, 1996, Compared To Twenty-Eight Weeks
                              Ended July 15, 1995


         Net sales increased $4.5 million, or 7.1%, to $68.5 million for the twenty-eight-week period in 1996, compared to $64.0 million in the same period last year. New restaurants that were opened in 1995 and 1996 contributed to the increase. Comparative restaurant sales during the twenty-eight-week period were negative by 0.8%, which was attributable to the severe winter weather early in the year. Menu price-increases for the period under comparison were less than 2.0%.

         Cost of sales, primarily food and beverages, increased from $16.3 million for the 1995 twenty- eight-week period, to $17.4 million for the 1996 twenty-eight-week period, and decreased slightly, as a percentage of net sales, from 25.5% to 25.4% for the twenty-eight-week periods ended in 1995 and 1996, respectively. While the costs of flour, cheese, and produce increased during the comparable period, the Company was able to offset the increase through more efficient operations.

         Restaurant operating expenses for the twenty-eight-week period increased from $31.7 million in fiscal year 1995, to $35.7 million in fiscal year 1996. As a percentage of net sales, operating expenses increased from 49.6% during the twenty-eight weeks ended July 15, 1995, to 52.2% during the corresponding period in 1996. The increase was the result of advertising costs of 2.3%, as a percentage of net sales, that were over and above the amount expensed in the first twenty-eight weeks of 1995. In addition, costs for maintenance and labor also increased during the 1996 fiscal year period.

         General and administrative expenses, as a percentage of net sales for the twenty-eight-week period, decreased from 7.3% in 1995, to 6.2% in 1996. This decrease was the result of attrition at the corporate level, reduction in training costs associated with new restaurant openings, and a reduction of in-house marketing costs.

         Depreciation and amortization expense, as a percentage of net sales, decreased from 7.8% in the 1995 twenty-eight-week period, to 6.9% in the 1996 twenty-eight-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

         Taxes, other than income taxes, increased from $3.4 million during the twenty-eight weeks ended July 15, 1995, to $3.7 million for the corresponding period in 1996, and remained, as a percentage of net sales, at 5.4% for both the 1995 and 1996 periods.

         Interest   expense   increased   from  $615,000  to  $741,000  for  the
corresponding twenty-eight-week periods of 1995 and 1996, respectively. The increase was attributable to higher interest rates and the higher amounts of bank borrowings during the 1996 period.

         The effective income tax rate increased from 36.2% for the twenty-eight weeks ended July 15, 1995, to 37.5% for the corresponding period ended July 13, 1996. The increase in tax rate is attributable to the expiration of the Targeted Sales Tax Credit program, and reduction of start-up costs associated with fewer new store openings.

                        Liquidity and Sources of Capital


         To date, the Company has financed its expansion from operations, bank borrowing, and private placements and public offerings of equity securities. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms in purchasing food and supplies.

         The Company has a bank line-of-credit in effect until November 30, 1997, under which it may borrow up to $30.0 million. On November 30, 1997, the Company will be able to convert the balance, if any, to a term loan maturing on November 30, 2000. The Company pays a fee of 1/4 of 1% on the unused balance, and interest is calculated using LIBOR plus 1.25%. There are no compensating balance arrangements or legal restrictions as to the withdrawal of these funds. The amounts outstanding under this bank line-of-credit for both July 15, 1995, and July 13, 1996, was $19.4 million.

         During the twenty-eight weeks ended July 15, 1995, and July 13, 1996, the Company's investment in property and equipment was $9.2 million and $7.0 million, respectively. The investments were funded with cash provided by operations and with the proceeds of financing activities.

         Cash provided by operations amounted to $3.9 million and $7.4 million for the twenty-eight weeks ended July 15, 1995, and July 13, 1996, respectively. Cash from financing activities amounted to $5.5 million for the twenty-eight-week period in 1995.

         The Company opened four new restaurants in the first twenty-eight weeks of 1996, and expects to open a total of seven to eight new restaurants by the end of fiscal year 1996, with an additional five to six restaurants planned for fiscal year 1997. The Company expects to expend approximately $12.0 million in fiscal year 1996, and approximately $10.0 million in fiscal year 1997, to finance expansion. The Company believes that it will have sufficient working capital and bank borrowings to finance its expansion plans through the end of fiscal year 1997.

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


                                               BERTUCCI'S, INC.
                                                (Registrant)




Date:   August 23, 1996                   By:   /s/ Joseph Crugnale
                                                -------------------
                                                Joseph Crugnale
                                                President and Chief
                                                Executive Officer




Date:  August 23, 1996                    By:   /s/ Norman S. Mallett
                                                ---------------------
                                                Norman S. Mallett
                                                Vice President - Finance
                                                Chief Financial Officer and
                                                Treasurer