Form 10-Q
period 1996-10-05
BERTUCCIS INC
filed 1996-11-18
CIK 874971

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



For the Quarterly Period Ended October 5, 1996


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


                                             Yes [X] No


On November 18, 1996, 8,761,428 shares of the registrant's Common Stock were outstanding.

                                BERTUCCI'S, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS






                                                                           PAGE
PART I: FINANCIAL INFORMATION

        Item 1.  Financial Statements:
                 1)   Consolidated Condensed Balance Sheets
                      October 5, 1996, and December 30, 1995                  4

                 2)   Consolidated Condensed Statements of Operations
                      For Twelve Weeks And Forty Weeks Ended
                      October 5, 1996, and October 7, 1995                    5

                 3)   Consolidated Condensed Statements of Shareholders'
                      Equity For The Forty-Week Period Ended
                      October 5, 1996                                         6

                 4)   Consolidated Condensed Statements of Cash
                      Flows  -  Forty Weeks Ended October 5, 1996,
                      and October 7, 1995                                     7

                 5)   Notes to Consolidated Condensed Financial
                      Statements                                              8

        Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                     9-12


PART II:       OTHER INFORMATION                                             13

                          PART I: FINANCIAL INFORMATION

                                BERTUCCI'S, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                     October 5,           December 30,
                                                        1996                  1995
                                                  ----------------------------------------
                                                              (in thousands)
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                    $         1,694       $         1,384
     Inventories                                              997                   951
     Accounts receivable                                      200                   154
     Note receivable                                           70                    70
     Prepaid expenses                                         464                   366
     Deferred preopening costs                                666                   818
     Prepaid taxes                                            758                   758
                                                  ----------------      ----------------
          Total current assets                              4,849                 4,501
                                                  ----------------      ----------------

PROPERTY AND EQUIPMENT, at cost:
     Land                                                   2,902                 2,902
     Buildings                                             10,350                10,324
     Leasehold improvements                                71,689                69,028
     Machinery and equipment                               35,671                32,274
     Construction in progress                                 403                 1,216
     Equipment under capital lease                            164                   164
                                                  ----------------      ----------------
                                                          121,179               115,908
     Less - Accumulated depreciation                       29,151                26,048
                                                  ----------------      ----------------
          Net property and equipment                       92,028                89,860
                                                  ----------------      ----------------
PREPAID TAXES                                               2,405                 2,405
OTHER ASSETS                                                1,797                 2,172
                                                  ----------------      ----------------
                                                  $       101,079       $        98,938
                                                  ================      ================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable-current                        $            25       $            25
     Accounts payable                                       2,932                 4,243
     Accrued expenses                                         892                   513
     Accrued restaurant closing expense                       751                 1,539
     Accrued payroll and employee benefits                  2,640                 2,419
     Accrued taxes                                          2,121                 1,019
                                                  ----------------      ----------------
         Total current liabilities                          9,361                 9,758
DEFERRED RENT                                               5,990                 5,575
NOTES PAYABLE                                                  50                    75
LONG-TERM DEBT                                             19,438                19,438
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
      Authorized - 200,000 shares, none issued                  -                     -
     Common stock, $.005 par value -
      Authorized - 15,000,000 shares
     Issued and outstanding -
      8,728,442 shares at December 30, 1995 and
      8,752,928 shares at October 5, 1996                      44                    44
     Additional paid-in capital                            44,742                44,620
     Retained earnings                                     21,454                19,428
                                                  ----------------       ---------------
           Total shareholders' equity                      66,240                64,092
                                                  ----------------      ----------------
                                                  $       101,079       $        98,938
                                                  ================      ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    12 Weeks Ended                        40 Weeks Ended
                                            ----------------------------------   ----------------------------------
                                              October 5,        October 7,          October 5,       October 7,
                                                 1996              1995                1996             1995
                                            --------------   ---------------     ---------------   --------------
                                                            (in thousands, except per share data)

NET SALES                                   $      29,549    $       28,211      $       98,043    $      92,178
                                            --------------   ---------------     ---------------   --------------

COSTS AND EXPENSES:
     Cost of sales                                  7,538             7,240              24,925           23,569
     Operating expenses                            15,195            14,351              50,920           46,057
     General and administrative expenses            1,683             1,673               5,938            6,344
     Depreciation and amortization                  2,074             2,173               6,829            7,147
     Taxes other than income                        1,516             1,474               5,184            4,922
                                            --------------   ---------------     ---------------   --------------
          Total costs and expenses                 28,006            26,911              93,796           88,039
                                            --------------   ---------------     ---------------   --------------
          Operating income                          1,543             1,300               4,247            4,139
INTEREST EXPENSE, net                                 279               317               1,020              932
INTEREST INCOME                                         3                 5                  13               18
                                            --------------   ---------------     ---------------   --------------
          Income before income tax expense          1,267               988               3,240            3,225
INCOME TAX EXPENSE                                    475               378               1,214            1,188
                                            --------------   ---------------     ---------------   --------------
          Net income                        $         792    $          610      $        2,026    $       2,037
                                            ==============   ===============     ===============   ==============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                    8,860,253         8,848,273           8,883,798        8,877,257
                                            ==============   ===============     ===============   ==============

EARNINGS PER SHARE                          $        0.09    $         0.07      $         0.23    $        0.23
                                            ==============   ===============     ===============   ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                      Common Stock          Additional
                                  ----------------------     Paid-In      Retained      Shareholders'
                                   Shares         Par        Capital      Earnings      Equity
                                  ---------   ----------     --------     ---------   ------------
                                                          (in thousands)

BALANCE, December 30, 1995           8,728    $      44    $  44,620    $   19,428    $  64,092
     Issuance of stock                  25            -          122             -          122
     Net income                          -            -            -         2,026        2,026
                                  ---------   ----------   ----------   -----------   ----------

BALANCE, October 5, 1996             8,753    $      44    $  44,742    $   21,454    $  66,240
                                  =========   ==========   ==========   ===========   ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Forty Weeks Ended
                                                                            -------------------------------------
                                                                               October 5,          October 7,
                                                                                  1996                1995
                                                                            ---------------     -----------------
                                                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $       2,026       $       2,037
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                               7,041               7,320
        Increase in inventories                                                       (46)               (138)
        (Increase) decrease in prepaid expenses and accounts receivable,
           notes receivable and other assets                                          231                (402)
        Decrease in accounts payable                                               (1,311)             (2,222)
        Increase in accrued expenses and deferred rent                                227               1,194
        Increase (decrease) in accrued, deferred and prepaid taxes                  1,102              (1,439)
                                                                            ---------------     ---------------
            Net cash provided by operations                                         9,270               6,350
                                                                            ---------------     ---------------

CASH FLOWS USED FROM INVESTING ACTIVITIES:
     Additions to preopening costs                                                   (982)             (1,088)
     Additions to property and equipment                                           (8,075)            (11,201)
                                                                            ---------------     ---------------
            Net cash used by investing activities                                  (9,057)            (12,289)
                                                                            ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                         122                 122
     Proceeds from debt                                                                 -               5,438
     Decrease in notes payable                                                        (25)                (25)
     Exercise of options                                                                -                  10
                                                                            ---------------     ---------------
            Net cash provided by financing activities                                  97               5,545
                                                                            ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  310                (394)
CASH AND CASH EQUIVALENTS, beginning of period                                      1,384                 750
                                                                            ---------------     ---------------
CASH AND CASH EQUIVALENTS, end of period                                    $       1,694       $         356
                                                                            ===============     ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for ---
            Interest, net of amount capitalized                             $       1,019       $         875
                                                                            ===============     ===============
            Income taxes                                                    $          80       $       1,674
                                                                            ===============     ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 October 5, 1996



1.      Basis of Presentation

        In the opinion of management, the accompanying consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the twelve-week and forty-week periods ended October 5, 1996, are not necessarily indicative of the results to be expected for the full year.

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


                                                  12 Weeks Ended                     40 Weeks Ended
                                            ---------------------------        ---------------------------
                                            October 5,     October 7,           October 5,    October 7,
                                               1996           1995                 1996          1995
                                            ------------  -------------        -------------  ------------

NET SALES                                        100.0%         100.0%               100.0%        100.0%
                                            ------------  -------------        -------------  ------------

COSTS AND EXPENSES:
     Cost of sales                                 25.5           25.7                 25.4          25.6
     Operating expenses                            51.5           50.9                 51.9          49.9
     General and administrative expenses            5.7            5.9                  6.1           6.9
     Depreciation and amortization                  7.0            7.7                  7.0           7.8
     Taxes other than income                        5.1            5.2                  5.3           5.3
                                            ------------  -------------        -------------  ------------
          Total costs and expenses                 94.8           95.4                 95.7          95.5
                                            ------------  -------------        -------------  ------------
          Operating income                          5.2            4.6                  4.3           4.5
INTEREST EXPENSE, net                               0.9            1.1                  1.0           1.0
INTEREST INCOME                                     0.0            0.0                  0.0           0.0
                                            ------------  -------------        -------------  ------------
          Income before income tax expense          4.3            3.5                  3.3           3.5
INCOME TAX EXPENSE                                  1.6            1.3                  1.2           1.3
                                            ------------  -------------        -------------  ------------
          Net income                               2.7%           2.2%                 2.1%          2.2%
                                            ============  =============        =============  ============




NUMBER OF RESTAURANTS:
     Restaurants open at beginning of
      period                                         77             73                   76            67
         Restaurants opened during period             2              1                    6             7
         Restaurants closed during period             0              0                   (3)            0
                                            ------------  -------------        -------------  ------------
     Restaurants open at end of period               79             74                   79            74

       Twelve Weeks Ended October 5, 1996, Compared To Twelve Weeks Ended
                                October 7, 1995


        Net sales increased $1.3 million, or 4.7%, to $29.5 million in the third quarter of fiscal year 1996, from $28.2 million in the third quarter of fiscal year 1995. Comparable restaurant sales for the twelve-week period decreased 0.45%. The Company opened two additional new restaurants in the twelve-week period ended October 5, 1996.

        Cost of sales, primarily food and beverages, increased from $7.2 million in the twelve weeks ended October 7, 1995, to $7.5 million in the corresponding 1996 period. As a percentage of net sales, these costs were 25.7% in the 1995 fiscal period, and 25.5% in the corresponding 1996 fiscal period. The percentage decrease was the result of more efficient operations. The price of flour and cheese remained high throughout the period.

        Restaurant operating expenses for the twelve-week period increased from $14.4 million in fiscal year 1995, to $15.2 million for the corresponding period in fiscal year 1996. As a percentage of net sales, operating expenses increased from 50.9% during the twelve weeks ended October 7, 1995, to 51.5% during the corresponding period in 1996. The increase was the result of higher payroll costs.

        General and administrative expenses decreased, as a percentage of net sales, from 5.9% during the twelve weeks ended October 7, 1995, to 5.7% during the corresponding period of fiscal year 1996. The decrease has come from attrition at the corporate level, and a reduction of in-house marketing costs.

        Depreciation and amortization expense decreased, as a percentage of net sales, from 7.7% in the 1995 twelve-week period, to 7.0% in the 1996 twelve-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

        Taxes, other than income taxes, were $1.5 million for both twelve-week periods in 1995 and 1996. However, taxes, other than income taxes, decreased, as a percentage of net sales, from 5.2% for 1995 to 5.1% for 1996. The percentage decrease was due to lower state unemployment tax rates on payroll.

        Interest   expense   decreased   from   $317,000  to  $279,000  for  the
corresponding weeks of 1995 and 1996, respectively. The decrease was attributable to the higher amount of interest capitalized on new locations during the 1996 period.

        The effective income tax rate decreased from 38.4% for the twelve weeks ended October 7, 1995, to 37.5% for the corresponding period ending October 5, 1996.

Forty Weeks Ended October 5, 1996, Compared To Forty Weeks Ended October 7, 1995


        Net sales increased $5.9 million, or 6.4%, to $98.0 million for the forty-week period in 1996, compared to $92.1 million in the same period last year. New restaurants that were opened in 1995 and 1996 contributed to the increase. Comparative restaurant sales during the forty-week period were positive by 0.4%. Menu price-increases for the period under comparison were less than 2.0%.

        Cost of sales, primarily food and beverages, increased from $23.6 million for the 1995 forty-week period, to $24.9 million for the 1996 forty-week period, and decreased slightly, as a percentage of net sales, from 25.6% to 25.4% for the forty-week periods ended in 1995 and 1996, respectively. While the costs of flour, cheese, and produce increased during the comparable period, the Company was able to offset the increase through more efficient operations.

        Restaurant operating expenses for the forty-week period increased from $46.1 million in fiscal year 1995, to $50.9 million in fiscal year 1996. As a percentage of net sales, operating expenses increased from 49.9% during the forty weeks ended October 7, 1995, to 51.9% during the corresponding period in 1996. The increase was the result of advertising costs of 1.3%, as a percentage of net sales, that were over and above the amount expensed in the first forty weeks of 1995. In addition, costs for maintenance and labor also increased during the 1996 fiscal year period.

        General and administrative expenses, as a percentage of net sales for the forty-week period, decreased from 6.9% in 1995, to 6.1% in 1996. This decrease was the result of attrition at the corporate level, reduction in training costs associated with new restaurant openings, and a reduction of in-house marketing costs.

        Depreciation and amortization expense, as a percentage of net sales, decreased from 7.8% in the 1995 forty-week period, to 7.0% in the 1996 forty-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

        Taxes, other than income taxes, increased from $4.9 million during the forty weeks ended October 7, 1995, to $5.2 million for the corresponding period in 1996, and remained, as a percentage of net sales, at 5.3% for both the 1995 and 1996 periods.

        Interest expense increased from $932,000 to $1.0 million for the corresponding forty-week periods of 1995 and 1996, respectively. The increase was attributable to higher interest rates and the higher amounts of bank borrowings during the 1996 period.

        The effective income tax rate increased from 36.8% for the forty weeks ended October 7, 1995, to 37.5% for the corresponding period ending October 5, 1996. The increase in tax rate is attributable to the expiration of the Targeted Sales Tax Credit program, and reduction of start-up costs associated with fewer new store openings.

                        Liquidity and Sources of Capital


        To date, the Company has financed its expansion from operations, bank borrowing, and private placements and public offerings of equity securities. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms in purchasing food and supplies.

        The Company has a bank line-of-credit in effect until November 30, 1997, under which it may borrow up to $30.0 million. On November 30, 1997, the Company will be able to convert the balance, if any, to a term loan maturing on November 30, 2000. The Company pays a fee of 1/4 of 1% on the unused balance, and interest is calculated using LIBOR plus 1.25%. There are no compensating balance arrangements or legal restrictions as to the withdrawal of these funds. The amount outstanding under this bank line-of-credit for both October 7, 1995, and October 5, 1996, was $19.4 million.

        During the forty weeks ended October 7, 1995, and October 5, 1996, the Company's investment in property and equipment was $11.2 million and $8.1 million, respectively. The investments were funded with cash provided by operations and with the proceeds of financing activities.

        Cash provided by operations amounted to $6.4 million and $9.3 million for the forty weeks ended October 7, 1995, and October 5, 1996, respectively. Cash from financing activities amounted to $5.5 million for the forty-week period in 1995.

        The Company opened six new restaurants in the first forty weeks of 1996, and expects to open one additional new restaurant by the end of fiscal year 1996, with five to six new restaurants planned for fiscal year 1997. The Company expects to expend approximately $11.0 million in fiscal year 1996, and approximately $10.0 million in fiscal year 1997, to finance expansion. The
Company believes that it will have sufficient working capital and bank borrowings to finance its expansion plans through the end of fiscal year 1997.

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




                                                            BERTUCCI'S, INC.
                                                              (Registrant)




Date:   November 18, 1996             By:      /s/ Joseph Crugnale
                                             -----------------------------
                                               Joseph Crugnale
                                               President and Chief
                                                Executive Officer




Date:   November 18, 1996             By:      /s/ Norman S. Mallett
                                             -----------------------------
                                               Norman S. Mallett
                                               Vice President - Finance
                                               Chief Financial Officer and
                                                Treasurer