Form 10-K
period 1996-12-28
BERTUCCIS INC
filed 1997-03-26
CIK 874971

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the fiscal year ended December 28, 1996        Commission file number
                                                          0-19315


                                Bertucci's, Inc.
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                 04-2947209
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation of organization)

             14 AUDUBON ROAD                              01880
        WAKEFIELD, MASSACHUSETTS                        (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (617) 246-6700

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.005 per share


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The aggregate market value of the voting stock held by non-affiliates of the registrants as of March 15, 1997 was $42,501,960.

      The  number of shares  outstanding  as of March 15,  1997 was  8,806,650 shares.

                       Documents Incorporated by Reference

      Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1997.

      Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    PART I

ITEM 1:   BUSINESS

General

      As of fiscal year end December 28, 1996, the Company operated a chain of 80 full-service, Italian restaurants under the "Bertucci's Brick Oven Pizzeria" name in the Northeastern and Mid-Atlantic regions, and the Chicago, Illinois, and Atlanta, Georgia, metropolitan areas. The restaurants' menu features original-recipe gourmet pizza, prepared in brick ovens, and other high-quality, moderately-priced Italian food. The average check per customer for dinner, including beverages, is approximately $9.80.

      Bertucci's seeks to distinguish itself from its competitors in the family and adult casual-dining market segments through offering:

         a distinctive, yet moderately-priced menu that features fresh, natural ingredients and includes brick-oven baked gourmet pizzas and bread, a wide variety of pasta items, appetizers, and desserts;

         a contemporary  European-style design,  centered around a large-display
        cooking  area  with  brick  ovens,   customized   for  each   particular
        restaurant's location, with no two restaurants looking alike; and

         a relaxed, family atmosphere, as evidenced by moderate sales of alcoholic beverages which, during fiscal year 1996, accounted for only 9.2% of net sales.

      The Bertucci's concept features lower-cost food items and a restaurant design with a lower capital investment (averaging $1.40 million) than many competitors that offer a broader menu. Accordingly, the restaurants are able to offer customers excellent value while permitting the Company to maintain relatively high restaurant-unit operating margins.

      The first Bertucci's Brick Oven Pizzeria was opened in Somerville, Massachusetts, in 1981 by the Company's founder and president, Joseph Crugnale. In 1985, the Company began expanding and as of December 28, 1996, operated 80 restaurants, of which 31 were located in Massachusetts, two each were located in Rhode Island, New Hampshire, and Washington, DC, three were located in New Jersey, four each were located in New York and Pennsylvania, six each were located in Georgia, Maryland, and Virginia, and seven each were located in Connecticut and Illinois. During the 1996 fiscal year, two locations in Florida and one location in New Jersey were closed. Seven restaurants were opened in 1996, and the Company expects to open six to seven restaurants in 1997. The Company's strategy is to pursue controlled expansion in contiguous areas that can support multiple locations, with an emphasis on future expansion into existing markets.

      Average sales per restaurant open for the full period were $1,826,000, $1,673,000, and $1,671,000 in 1994, 1995, and 1996, respectively.

Concept and Menu

      The Company's restaurants are full-service, casual-dining restaurants that feature gourmet Italian food with an emphasis on brick-oven baked pizzas and creative pasta dishes. During fiscal year 1996, sales of pizza accounted for approximately 40% of net sales. Through development of a distinctive menu and a contemporary European-style design, the Company strives to offer a unique dining experience with excellent value for the price. The Company's restaurants appeal to a diverse target market. In addition to adult-dining, family-dining is encouraged, and a special menu is provided for children. All of the Company's restaurants are open for lunch and dinner, seven days a week. Most items on the menu may be purchased for take-out service or delivery, which, during fiscal year 1996, accounted for approximately 26% of net sales.

      The Company's signature product, gourmet pizza, is offered with a wide variety of cheese, vegetable, and meat toppings, and is prepared in brick ovens. By baking its pizzas in brick ovens at an unusually high temperature, but for a relatively short period of time, the Company is able to produce a light crust while preserving the flavor and moisture of the toppings. Management believes that the Company's original recipes and brick-oven baking techniques combine to produce a superior pizza that is difficult to duplicate. In addition to pizzas, the Company's menu features a variety of pasta items, appetizers, soups, salads, calzones, and desserts that are prepared fresh daily according to Bertucci's special recipes. Natural, fresh ingredients are a cornerstone of the Bertucci's concept. In order to ensure the uniform high-quality and freshness of its menu offerings, the Company makes all of its own dough, sauces, mixes, and desserts.

      As of December 28, 1996, the average check per customer at the Company's restaurants, including beverages, was approximately $7.35 for lunch and approximately $9.80 for dinner. Full bar-service is available at most of the Company's restaurants, and beer and wine are available at all locations. In keeping with its emphasis on offering distinctive menu selections, the Company offers Bertucci's Lite beer, a private-label beer brewed according to the Company's proprietary specifications. Limited seating is available in the bar areas to accommodate those waiting to be seated. The Company does not believe that changes in public attitude toward alcoholic-beverage consumption and stricter governmental regulation of establishments serving alcoholic beverages will have a material adverse effect on its business.

      Management believes that the unique interior decor of the Company's restaurants contributes to the distinctive dining experience enjoyed by its customers. Each of the Company's restaurants features a contemporary, European-style, open-kitchen design centered around brick ovens. Ingredients are displayed and food is prepared on polished granite counters located in front of the brick ovens, in plain view of diners. Bocce-ball courts have been included at selected sites, further enhancing the distinctive decor. The interior-decor theme is artistically adapted to each site so that no two restaurants are alike. The floor plan of the Company's restaurants is flexible, permitting tables to be easily rearranged to accommodate large groups or parties.

Restaurant Locations and Expansion Plans

      As  of  December  28,  1996,  the  Company   operated  80  restaurants  in
Connecticut, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and Washington, DC. The following tables provide information with respect to those restaurants that were open, and those that were under development as of December 28, 1996.

                     Restaurants Currently Operating

                             Connecticut (7)
        ----------------------------------------------------------
              Avon                Darien           Glastonbury
           Newington              Orange          West Hartford
                                 Westport

                               Georgia (6)
        ----------------------------------------------------------
            Atlanta            Buckhead             East Cobb
         Lawrenceville          Roswell           Sandy Springs

                              Illinois (7)
        ----------------------------------------------------------
          Bloomingdale           Chicago             Glenview
         Naperville (2)         Schaumburg          Woodridge

                              Maryland (6)
        ----------------------------------------------------------
           Annapolis             Bel Air             Columbia
          Owings Mills           Timonium          White Marsh

                           Massachusetts (31)
        ----------------------------------------------------------
            Amherst              Andover          Boston (Copley Sq)
        Boston (Faneuil Hall)   Braintree            Brockton
           Brookline         Cambridge (Alewife)  Cambridge (Harvard Sq)
        Cambridge (Kendall Sq)  Chelmsford          Framingham
            Hingham             Holliston           Lexington
           Longmeadow            Marlboro            Medford
             Newton           North Andover          Norwood
            Peabody             Somerville          Swampscott
            Taunton              Waltham            Wellesley
          West Peabody         West Roxbury      West Springfield
                                  Woburn

                            New Hampshire (2)
        ----------------------------------------------------------
             Nashua                                   Salem

                             New Jersey (3)
        ----------------------------------------------------------
             Hazlet             Mt. Laurel          Woodbridge

                              New York (4)
        ----------------------------------------------------------
           Hauppauge             Melville            Syosset
                                 Westbury

                            Pennsylvania (4)
        ----------------------------------------------------------
           Huntingdon Valley   Langhorne          Philadelphia
                                 Wayne

                            Rhode Island (2)
        ----------------------------------------------------------
        East Providence                              Warwick

                              Virginia (6)
        ----------------------------------------------------------
           Alexandria          Centreville           Herndon
            Manassas           Springfield        Tysons Corner

                           Washington, DC (2)
        ----------------------------------------------------------
         Dupont Circle                       Pennsylvania Avenue, NW

                          Restaurants Under Development

                                   Location

                       Waterbury, CT         Boston, MA
                       Marlboro,MA           Manchester, NH
                       Bryn Mawr, PA         Fair Lakes, VA
                       Norwood, MA (Sal and Vinnie's Sicilian Steakhouse)

      The decor and interior-design of the Company's restaurants are flexible and can be readily adapted to accommodate different types of locations. Restaurants have been opened both as freestanding structures and within existing buildings, and are located in both urban and suburban areas.

      Through the course of the Company's expansion, management has determined that the optimal size for the Company's restaurants is approximately 5,700 square feet, with seating for approximately 160 customers. The average cost of opening a typical restaurant has been approximately $1.40 million, of which $875,000 is attributable to leasehold improvements, $375,000 is attributable to furniture, fixtures, and equipment, and $150,000 is attributable to preopening expenses.

      The Company intends to continue its strategy of adding restaurants through controlled growth into contiguous areas that can support multiple locations, with an emphasis on future expansion into selected Connecticut, Massachusetts, and New Hampshire markets. During fiscal year 1997, the Company anticipates opening six to seven restaurants. So far in 1997, the Company opened one restaurant, and has six restaurants under development.

      Expansion during fiscal year 1998 is expected to be at the level of 8 to 10 restaurants. The Company's expansion plans are based primarily on management's evaluation of market potential. The Company has not commissioned any independent, third-party evaluation of its expansion plans.

      All of the Bertucci's restaurants are operated by the Company, and the Company currently has no plans to develop a franchise program.

Marketing

      The Company focuses on the family and adult casual-dining market segments. To reach these segments, it targets its restaurant locations for areas with a median to high family income. Management believes that the Company's commitment to customer service and price value is the most effective approach to attracting customers. Accordingly, the Company historically has focused its resources on providing its customers with superior service and value, and has relied primarily on word-of-mouth to attract new and repeat customers. Management believes that its strategy of locating multiple restaurants within a defined geographic area will enable newer restaurants to benefit from the name-recognition and reputation for quality developed by existing restaurants. The Company employs print and direct mail advertising, and conducts local restaurant promotions. During fiscal year 1996, the Company's expenditures for advertising and marketing were approximately 3.2% of its revenues. The Company plans to increase its advertising expenditures in 1997 by utilizing a combination of local media vehicles such as television, radio, outdoor billboards, and direct mail in most of its markets.

Restaurant Operations and Management

      The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities, and conduct of personnel. The Company maintains financial and accounting controls for each of its restaurants through use of centralized accounting and management information systems. Sales information is collected daily from each restaurant, and restaurant managers are provided with weekly operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts, the balances of which are wire-transferred daily to the Company's principal operating account.

      Each new restaurant employee of the Company participates in a ten-day training program during which he or she works under the close supervision of a restaurant manager. Management strives to instill enthusiasm and dedication in its employees. Management regularly solicits employee suggestions concerning restaurant operations, and strives to be responsive to employee concerns. A toll-free number is available for use by any employee who has a suggestion, comment, or complaint, and management meets regularly with employees at each of the restaurants.

      Restaurant managers, many of whom are drawn from the Company's restaurant personnel, complete an eight-to-ten-week training program during which they are instructed in areas including food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, and employee relations. Restaurant managers are provided with operations manuals relating to food and beverage preparation, and operation of restaurants.

      Management has made a conscious commitment to ensure customer service of the highest standards. Employees work toward the goal of 100% customer satisfaction, and are empowered to address customers' needs with immediate attention and action. A toll-free Customer Comment Line is available to all customers, with a guaranteed response in 24 hours.

     Operations at the Company's restaurants are managed by twelve region managers, each of whom is responsible for supervising the operations of four to nine restaurants. The region managers report directly to the Vice President-Operations. Region managers meet at least once a week with restaurant management to review operations and to resolve issues. Working with region and restaurant managers, the Company's executive management defines operations and performance objectives for each restaurant. An incentive plan has been established in which region and restaurant managers participate. Awards under the incentive plan are tied to achievement of specified operating targets.

      The staff for a typical Bertucci's restaurant consists of one general manager, two managers, and approximately 40 to 60 hourly employees, most of whom are part-time personnel. The Company holds regular meetings of its restaurant managers that cover new products, continuing training, and aspects of business management.

Purchasing and Commissary Operations

      Effective January 1994, the Company closed commissary operations and distributed, to outside vendors, production of those items previously produced at the commissary. Company representatives periodically perform quality-assurance inspections. Management believes in maintaining as much on-site preparation of food products at the restaurants as possible in order to ensure freshness and quality, and to enhance the dining experience through the visual display of fresh ingredients. The Company negotiates directly with manufacturers, importers, brokers, and wholesale suppliers of primary food ingredients and beverage products to ensure consistent quality and freshness of products in its restaurants, and to obtain competitive pricing. Management believes that all essential food and beverage products are available from alternative, qualified suppliers.

Competition

      The restaurant business is highly competitive and is affected by many factors, including general economic conditions, changes in consumer taste and spending habits, and population and traffic patterns. The Company competes with a number of restaurants within its markets, both locally owned and units of regional or national chains. Many of the Company's competitors have greater financial resources and longer operating histories than the Company. The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high-quality, moderately-priced food in a full-service, distinctive dining environment.

Government Regulation

      The Company's restaurants are subject to numerous federal, state, and local laws affecting health, sanitation, and safety standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor, and/or beer and wine, and each restaurant has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, inventory control, handling, and storage. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect operations. However, each restaurant is operated in accordance with standardized procedures designed to ensure compliance with all applicable codes and regulations.

      In some states, the Company is subject to "dram-shop" statutes which generally provide that a person who is injured by an intoxicated person may attempt to recover damages from an establishment that served alcoholic beverages to the person who caused injury. While the Company carries liquor-liability coverage as part of its existing comprehensive general liability insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the

Company.

      The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use, and environmental regulations. The Company is also subject to federal and state employment laws concerning such items as minimum wages, working conditions, overtime, tip credits, discrimination and harassment, and immigration. The Company believes that it is in material compliance with each such law and that continued compliance will not significantly affect its restaurant operating costs.

Service Marks

      The Company has registered the names "Bertucci's" and "Bertucci's Brick Oven Pizzeria" as service marks, and trademarks with the United States Patent and Trademark Office. The Company is aware of names similar to that of the Company used by third parties in certain limited geographical areas. Such third-party use may prevent the Company from licensing the use of its mark for restaurants in such areas. Except for these areas, the Company is not aware of any infringing uses that could materially affect its business. The Company has filed applications with the United States Patent and Trademark Office to register "Food Does Not Lie" as a service mark, and its olive design as a trademark and service mark. The Company intends to protect its service marks and trademarks by appropriate legal action whenever necessary.

Employees

      As of March 17, 1997, the Company employed 4,700 persons, 57 of whom were corporate personnel, 258 of whom were region, restaurant, or trainee managers, and 4,385 of whom were restaurant personnel.

      The Company considers its employee-relations to be good. None of the Company's employees is covered by a collective-bargaining agreement.


ITEM 2:   PROPERTIES

     At the end of fiscal year 1996, all of the Company's restaurants, except its locations in Westport, Connecticut, Columbia, Maryland, Peabody and Marlboro, Massachusetts, and Wayne, Pennsylvania, were established in leased space, none of which was leased from an affiliated party. Initial restaurant-lease terms range from 2 years to 40 years. The majority of the leases provide for an option to renew for additional terms ranging from 5 years to 20 years. All of the Company's leases provide for a specified annual rental, and most leases call for additional rents based on sales volumes exceeding specified levels. Generally, the leases are net leases that require the Company to pay all taxes, insurance, and maintenance costs.

      Prior to September 1993, the Company's executive offices were located in 5,000 square feet of leased office space in Woburn, Massachusetts, adjacent to the Company's commissary. The Company also leased an additional 21,590 square feet for use by its commissary operations. In January 1994, the Company closed its commissary operations. The lease for the Company's office and commissary space expired on June 30, 1994.

      In September 1993, the Company moved into its new corporate headquarters in Wakefield, Massachusetts. The Company acquired a 60,000-square-foot office building in December 1992, and after renovations were completed, approximately 20,000 square feet of office and administrative space were created. Another 40,000 square feet of storage space is available and can be utilized as additional office space when needed.


ITEM 3:   LEGAL PROCEEDINGS

      From time to time, lawsuits are filed against the Company in the ordinary course of business. The Company is not a party to any litigation that, in the judgment of management after consultation with counsel, is likely to have a material adverse effect on the Company or its business, and the Company is not aware that any such litigation is threatened.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 28, 1996.

                                   PART II

ITEM 5:  MARKET FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
         MATTERS

      The Common  Stock of the Company has been  traded on the  National  Market
System of NASDAQ under the symbol BERT since the Company's initial public offering on June 28, 1991. Prior to that time, there was no public market for the Common Stock. The following table sets forth the high and low last-reported sale prices for the Company's Common Stock for the period indicated, as reported by NASDAQ.

                Year       Fiscal Quarter Ended          High      Low
               -------   ------------------------      -------   -------

                1995     April 22, 1995                12.875      7.00
                         July 15, 1995                  8.875      6.50
                         October 7, 1995                7.875      5.875
                         December 30, 1995              7.00       4.50

                1996     April 20, 1996                 6.00       4.50
                         July 13, 1996                  7.25       4.875
                         October 5. 1996                5.375      4.25
                         December 28, 1996              6.125      4.50

                1997     April (through March 15, 1997) 6.625      5.00

      As of March 15, 1997, there were approximately 4,800 beneficial owners and 715 holders of record of the Company's Common Stock.

      The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain all earnings for use in the operation and expansion of its business. The payment of any future dividends will be determined in light of the then-current conditions, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, and other factors.

ITEM 6:   SELECTED CONSOLIDATED FINANCIAL DATA

      The data for fiscal years ended 1992 through 1996 are derived from audited financial statements of the Company. Selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

                                           Fiscal Years Ended
                         ----------------------------------------------------
                         12/26/92    12/25/93   12/31/94   12/30/95  12/28/96
                         (52 wks)    (52 wks)   (53 wks)   (52 wks)  (52 wks)
                         --------    --------   --------   --------  --------

Income Statement Data:
NET SALES                $ 51,472  $ 74,625  $ 102,797   $ 120,260   $ 128,044
COST AND EXPENSES:
   Cost of sales           12,847    19,368     26,039      31,060      32,484
   Operating expenses      23,294    33,778     48,804      60,673      65,986
   General and
    administrative
    expenses                3,472     4,918      6,566       8,239       7,720
   Depreciation and
    amortization            3,095     4,840      7,327       9,083       8,781
   Taxes other than
    income                  2,307     3,530      5,106       6,268       6,633
   Restaurant closing
    expense                     -         -          -       5,336           -
                         --------  --------- ----------  ----------  ----------
      Total costs and
       expenses            45,015    66,434     93,842     120,659     121,604
                         --------  --------- ----------  ----------  ----------
      Operating
       income (loss)        6,457     8,191      8,955        (399)      6,440
INTEREST EXPENSE, net          17        82        155       1,253       1,297
INTEREST INCOME               922       657         33          21          15
                         --------  --------- ----------  ----------  ----------
   Income (loss) before
    income tax expense
     (benefit)              7,362     8,766      8,833      (1,631)      5,158
INCOME TAX EXPENSE
 (BENEFIT)                  2,598     3,127      3,223        (745)      1,933
                         --------  --------- ----------  ----------  ----------
      Net income (loss)  $  4,764  $  5,639  $   5,610   $    (886)  $   3,225
                         ========  ========= ==========  ==========  ==========

EARNINGS (LOSS) PER
 COMMON SHARE            $   0.55  $   0.63  $    0.63   $   (0.10)  $    0.36
                         ========  ========= ==========  ==========  ==========
Balance Sheet Data:
WORKING CAPITAL
(DEFICIT)                $ 18,232  $ (3,973) $  (5,738)  $  (5,258)  $  (2,857)
TOTAL ASSETS               61,812    70,181     93,114      98,938     102,528
LONG-TERM DEBT,
 INCLUDING CURRENT
 PORTION                        -         -     14,000      19,438      18,438
SHAREHOLDERS' EQUITY       52,490    58,804     64,846      64,092      67,538

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:

                                                Fiscal Years Ended
                                     -------------------------------------------
                                       December 31,  December 30,  December 28,
                                            1994         1995         1996
                                          (53 wks)    (52 wks)      (52 wks)
                                     --------------  ------------  -------------
Income Statement Data:
NET SALES                                    100.0%       100.0%       100.0%
                                     --------------  ------------  -------------
COST AND EXPENSES:
   Cost of sales                              25.3         25.8         25.4
   Operating expenses                         47.5         50.4         51.5
   General and administrative expenses         6.4          6.9          6.0
   Depreciation and amortization               7.1          7.6          6.9
   Taxes other than income                     5.0          5.2          5.2
   Restaurant closing expense                    -          4.4            -
                                        -----------  -----------    ------------
      Total costs and expenses                91.3        100.3         95.0
                                        -----------  -----------    ------------
      Operating income (loss)                  8.7         (0.3)         5.0
INTEREST EXPENSE, net                            -          1.0          1.0
INTEREST INCOME                                  -            -            -
                                        -----------  -----------    ------------
      Income (loss) before income tax
        expense (benefit)                      8.7         (1.3)         4.0
INCOME TAX EXPENSE (BENEFIT)                   3.2         (0.6)         1.5
                                        -----------  -----------    ------------
      Net income (loss)                        5.5%        (0.7)%        2.5%
                                        ===========  ============   ============

Restaurant Operating Data:
Average sales per restaurant open for
 full period                            $    1,826   $    1,673     $  1,671
Percentage change in average sales per
 restaurant open for full period               0.3%        (8.4)%       (0.1)%
Percentage change in comparable
 restaurant sales                              0.2%        (2.0)%        1.0%

Number of restaurants:
   Restaurants open at beginning of
    period                                      50           67           76
      Restaurants opened                        17            9            7
      Restaurants closed                         -            -           (3)
                                        ----------   ------------   ----------
   Total restaurants open at end of
    period                                      67           76           80
                                        ==========   ============   ==========

Fiscal Year 1996 Versus Fiscal Year 1995

     Net sales increased $7.8 million, or 6.5%, to $128.0 million in fiscal year 1996, from $120.3 million in fiscal year 1995. Most of the increase was attributed to seven new restaurants that were opened in fiscal year 1996, and nine new restaurants that were opened in fiscal year 1995. Comparable restaurant sales increased 1.0% for the fifty-two week period. Menu price increases averaged about 2.2% during the periods under comparison. Average sales per restaurant open for the full period remained at $1.67 million for the 1996 fiscal year.

      Cost of sales, primarily food and beverages, increased from $31.1 million in fiscal year 1995 to $32.5 million in fiscal year 1996, and decreased as a percentage of revenues from 25.8% in fiscal year 1995 to 25.4% in fiscal year 1996. Through more efficient operations and pricing, the Company was able to control the higher costs of flour, cheese, and chicken during the 1996 fiscal year.

      Operating expenses increased from $60.7 million in fiscal year 1995 to $66.0 million fiscal year 1996, and increased as a percentage of sales from 50.4% in fiscal year 1995 to 51.5% in fiscal year 1996. The increase was the result of a $1.2 million increase in advertising costs during fiscal 1996. Labor costs increased slightly, but were offset by lower costs for insurance.

      General and administrative expenses decreased from $8.2 million in fiscal year 1995 to $7.7 million in fiscal year 1996, and decreased as a percentage of sales from 6.9% in fiscal year 1995 to 6.0% in 1996. This decrease was the result of attrition at the corporate level, reduction in training costs associated with new restaurant openings, and a reduction of in-house marketing costs.

      Depreciation and amortization expense was $9.1 million in fiscal year 1995 and $8.8 million in fiscal year 1996, a decrease, as a percentage of net sales, from 7.6% in fiscal year 1995 to 6.9% in fiscal year 1996. This decrease was attributable to a reduction in amortization costs on new restaurant openings.

      Taxes, other than income taxes, increased from $6.3 million in fiscal year 1995 to $6.6 million in fiscal year 1996, and was 5.2% of net sales for both the 1995 and 1996 periods.

      Restaurant-closing expenses of $5.3 million in fiscal year 1995 were associated with the closing of three restaurants, which occurred at the close of business on February 22, 1996. The expense consisted of $3.8 million for the disposal of fixed assets, $1.0 million for the liabilities associated with the termination of leases, and $500,000 for legal and other related closing costs. At December 28, 1996, $45,000 of this reserve remains. The Company believes this reserve is adequate to cover any remaining costs associated with the three restaurant closings.

      Interest expense remained constant at $1.3 million for both the 1995 and 1996 fiscal years.

      For fiscal year 1995, the Company incurred a tax benefit of $745,000 due to the closing of the three restaurants. The effective income tax rate for 1996 was 37.5%

Fiscal Year 1995 Versus Fiscal Year 1994

      Net sales increased $17.5 million, or 17%, to $120.3 million in fiscal year 1995, from $102.8 million in fiscal year 1994. All of the increase was attributed to 9 new restaurants opened in fiscal year 1995 and 17 new restaurants opened in fiscal year 1994, while comparable restaurant sales declined $1.8 million, or 2.0%, for the comparable 52-week period. Menu price-increases averaged about 1.2% during the periods under comparison. Average sales per restaurant open for the full period declined 8.4% to $1.67 million, from $1.83 million the previous year, due primarily to the extra week in fiscal 1994, and with the lower volumes of the new restaurants added in 1994.

      Cost of sales, primarily food and beverages, increased from $26.0 million in fiscal year 1994 to $31.1 million in fiscal year 1995, and increased as a percentage of revenues from 25.3% in fiscal 1994 to 25.8% in fiscal year 1995. This increase was the result of higher food prices (mainly cheese, chicken, flour, olive oil, and produce).

      Operating expenses increased from $48.8 million in fiscal year 1994 to $60.7 million in fiscal year 1995, and increased as a percentage of sales from 47.5% in fiscal year 1994 to 50.4% in fiscal year 1995. The increase was the result of advertising costs of $1.7 million that were not incurred in fiscal year 1994, along with higher utility costs and labor costs associated with new restaurants opened in 1994 and 1995.

      General and administrative expenses increased from $6.6 million in fiscal year 1994 to $8.2 million in fiscal year 1995, and increased, as a percentage of sales, from 6.4% in fiscal year 1994 to 6.9% in 1995. The increase primarily came from in-house marketing costs, training and recruitment costs, and data-processing costs.

      Depreciation and amortization expenses increased from $7.3 million in fiscal year 1994 to $9.1 million in fiscal year 1995, an increase, as a percentage of net sales, from 7.1% in fiscal year 1994 to 7.6% in fiscal year 1995. The increase was due to higher depreciation costs, as a percent to revenues, associated with new restaurants built in 1994 and 1995.

      Taxes, other than income taxes, increased from $5.1 million in fiscal year 1994 to $6.3 million in fiscal year 1995, primarily due to increases in state unemployment tax rates and increases in real property taxes on rented property.

      Restaurant-closing expenses of $5.3 million in fiscal year 1995 are associated with the closing of three underperforming restaurants subsequent to fiscal year 1995. The expense consisted of $3.8 million for the disposal of fixed assets, $1.0 million for liabilities associated with the termination of leases, and $500,000 for legal and other related closing costs. The Company anticipated that the disposition of assets and termination of leases would be fully completed by the end of fiscal year 1996. The pretax operating loss attributed to these three restaurants was approximately $550,000 for the fiscal year 1995.

      Interest expense increased from $155,000 in fiscal year 1994 to $1.3 million in fiscal year 1995. The increase was attributable to the higher amount of bank borrowings in fiscal year 1995.

      The effective income tax rate for 1994 was 36.5%. In fiscal year 1995, the Company incurred a tax benefit of $745,000 due to the closing of three restaurants.

Liquidity and Sources of Capital

      To date, the Company has financed its expansion from operations, bank borrowings, and the private placement and public offering of equity securities. The Company does not have significant receivables or inventory. The Company receives trade credit based upon negotiated terms for purchasing food and supplies.

      The Company has a bank line-of-credit in effect until November 30, 1997, under which it may borrow up to $30.0 million. On November 30, 1997, the Company will be able to convert the balance, if any, to a term-loan maturing on November 30, 2000. The Company pays a fee of 1/4 of 1% on the unused balance, and interest is calculated using LIBOR plus 1.25%. There are no compensating-balance arrangements or legal restrictions as to the withdrawal of these funds. At December 30, 1995 and December 28, 1996, the amounts outstanding under this line of credit were $19.4 million and $18.4 million, respectively.

      During fiscal years 1994, 1995, and 1996, the Company's investment in property and equipment was $27.6 million, $14.3 million, and $9.5 million, respectively. The investments were funded with cash provided by operations and with the proceeds of financing activities. During the fiscal years 1994, 1995, and 1996, the Company generated net cash, from continuing operations, of $15.9 million, $10.7 million, and $14.1 million, respectively. During fiscal years 1994, 1995, and 1996, the Company received cash from financing activities of $14.4 million, $5.5 million, and $(0.8) million, respectively.

      The Company expects to open six to seven restaurants in fiscal year 1997, and between 8 to 10 restaurants in fiscal year 1998. The Company expects to expend approximately $8.5 million in fiscal year 1997, and approximately $11.0 million to $13.0 million in fiscal year 1998, to finance planned expansion. The Company believes that it will have sufficient working capital and bank borrowings to finance its expansion plans through the end of fiscal year 1998.

Impact of Inflation

      The impact of inflation on food, labor, and occupancy costs can affect the Company's operations significantly. Many of the Company's employees are paid hourly rates related to the federal minimum wage, which was increased in fiscal year 1996. Food costs have been essentially stable during the period. Building costs, taxes, maintenance, and insurance costs all have an impact on the Company's occupancy costs, which continued to increase during the period. Management believes that the current practice of maintaining adequate operating margins through a combination of menu price-increases and cost-controls, careful evaluation of property and equipment needs, and efficient purchasing practices is its most effective tool for coping with inflation.

Seasonality

      The Company's results of operations have not been materially affected by seasonality.

Forward-Looking Information

      Information in the Annual Report and Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Annual Report and Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, shifts in consumer demand, the costs of products and services, general economic conditions, and the acts of third parties, as well as other factors described in the Annual Report and Form 10-K, and, from time to time, in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                 Page

Report of Independent Public Accountants                           14

Consolidated Balance Sheets as of December 30, 1995, and
   December 28, 1996                                               15

Consolidated Statements of Operations for the years ended
   December 31, 1994 December 30, 1995, and December 28, 1996      16

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 1994, December 30, 1995,
   and December 28, 1996                                           17

Consolidated Statements of Cash Flows for the years ended
   December 31, 1994, December 30, 1995, and December 28, 1996     18

Notes to Consolidated Financial Statements                         19

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bertucci's, Inc.:

      We have audited the accompanying consolidated balance sheets of Bertucci's, Inc. (a Massachusetts corporation) and subsidiaries as of December 30, 1995 and December 28, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bertucci's, Inc. and subsidiaries as of December 30, 1995 and December 28, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in accordance with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 25, 1997

                        BERTUCCI'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                     ASSETS
                                                         Fiscal Years Ended
                                                    ---------------------------
                                                     December 30,  December 28,
                                                        1995          1996
                                                     ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                        $  1,384,117  $  4,265,596
   Inventories                                           950,565     1,048,361
   Accounts receivable                                   153,486       179,280
   Note receivable                                        70,442        76,455
   Prepaid expenses                                      366,656       474,641
   Deferred preopening costs                             817,789       510,082
   Prepaid taxes                                         757,831     1,026,685
                                                    ------------  ------------
      Total current assets                             4,500,886     7,581,100
                                                    ------------  ------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                2,902,012     2,902,012
   Buildings and improvements                         10,323,766    10,359,565
   Leasehold improvements                             69,027,741    72,416,258
   Machinery and equipment                            32,438,263    35,673,484
   Construction in progress                            1,215,678       250,238
                                                    ------------  ------------
                                                     115,907,460   121,601,557
   Less--Accumulated depreciation                     26,047,667    29,704,655
                                                    ------------  ------------
      Net property and equipment                      89,859,793    91,896,902
PREPAID TAXES                                          2,405,169     1,274,686
OTHER ASSETS                                           2,171,832     1,775,741
                                                    ------------  ------------
                                                    $ 98,937,680  $102,528,429
                                                    ============  ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable-current                            $     25,000  $     25,000
   Accounts payable                                    4,243,323     4,179,347
   Accrued expenses                                      513,206     1,032,565
   Accrued restaurant closing expense                  1,539,000        45,000
   Accrued payroll and employee benefits               2,419,402     3,297,703
   Accrued taxes                                       1,018,736     1,858,788
                                                    ------------  ------------
      Total current liabilities                        9,758,667    10,438,403
DEFERRED RENT                                          5,574,573     6,064,085
NOTES PAYABLE                                             75,000        50,000
LONG-TERM DEBT                                        19,437,500    18,437,500
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value -- Authorized               -             -
    -- 200,000 shares, none issued
   Common stock, $.005 par value -- Authorized
    -- 15,000,000 shares
   Issued and outstanding -- 8,728,442 shares at
    December 30, 1995 and 8,790,429 at
    December 28, 1996                                     43,642        43,952
   Additional paid-in capital                         44,619,932    44,841,296
   Retained earnings                                  19,428,366    22,653,193
                                                    ------------  ------------
      Total shareholders' equity                      64,091,940    67,538,441
                                                    ------------  ------------
                                                    $ 98,937,680  $102,528,429
                                                    ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                        BERTUCCI'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Fiscal Years Ended
                                   ---------------------------------------
                                     12/31/94      12/30/95      12/28/96
                                   -----------   -----------   -----------
NET SALES                         $102,796,965   $120,259,850  $128,044,405
                                  ------------   ------------  ------------
COST AND EXPENSES:
   Cost of sales                    26,039,125     31,059,985    32,484,063
   Operating expenses               48,804,004     60,672,341    65,986,007
   General and administrative
    expenses                         6,565,741      8,239,250     7,719,582
   Depreciation and amortization     7,326,557      9,083,381     8,781,155
   Taxes other than income           5,106,078      6,267,958     6,632,779
   Restaurant closing expense                -      5,336,000             -
                                  ------------   ------------  ------------
      Total costs and expenses      93,841,505    120,658,915   121,603,586
                                  ------------   ------------  ------------
      Operating income (loss)        8,955,460       (399,065)    6,440,819
INTEREST EXPENSE, net                  155,524      1,253,241     1,297,700
INTEREST INCOME                         32,855         21,464        14,809
                                  ------------   ------------- ------------
      Income (loss) before income
       tax expense (benefit)         8,832,791     (1,630,842)    5,157,928
INCOME TAX EXPENSE (BENEFIT)         3,222,900       (744,893)    1,933,101
                                  ------------   ------------- ------------
      Net income (loss)           $  5,609,891   $   (885,949) $  3,224,827
                                  ============   ============= ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                        8,936,569       8,728,442     8,853,745
                                  ============   ============= ============
EARNINGS (LOSS) PER COMMON SHARE  $     0.63     $      (0.10) $       0.36
                                  ============   ============= ============

The accompanying notes are an integral part of these consolidated financial statements.

                        BERTUCCI'S, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          Common Stock
                       --------------------   Additional              Total
                       Number of    $0.005     Paid-In    Retained Shareholders'
                        Shares     Par Value   Capital    Earnings    Equity
                       ---------  ----------  ---------- ----------  -----------

 BALANCE, 12/25/93   8,601,869 $  43,009  $ 44,056,534 $14,704,424  $58,803,967
  Exercise of options  101,288       506       306,276           -      306,782
  Issuance of stock      7,786        40       125,605           -      125,645
  Net income                 -         -             -   5,609,891    5,609,891
                     --------- ---------    ---------- -----------  ------------

BALANCE, 12/31/94    8,710,943    43,555    44,488,415  20,314,315   64,846,285
  Exercise of options    3,000        15        10,538           -       10,553
  Issuance of stock     14,499        72       120,979           -      121,051
  Net loss                   -         -             -    (885,949)    (885,949)
                     --------- ---------    ---------- ------------ ------------

BALANCE, 12/30/95    8,728,442    43,642    44,619,932  19,428,366   64,091,940
  Exercise of options   37,500       187        98,892           -       99,079                                   -
  Issuance of stock     24,486       123       122,472           -      122,595
  Net income                 -         -             -   3,224,827    3,224,827
                     --------- ----------   ---------- -----------  ------------

BALANCE, 12/28/96    8,790,428 $  43,952   $44,841,296 $22,653,193  $67,538,441
                     ========= ========== ============ ===========  ============


The accompanying notes are an integral part of these consolidated financial statements.

                        BERTUCCI'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Fiscal Years Ended
                                        ----------------------------------------
                                          12/31/94      12/30/95      12/28/96
                                        -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                 $  5,609,891   $   (885,949)  $  3,224,827
   Adjustments to reconcile net
    income to net cash provided by
    operating activities--
      Depreciation and amortization     7,678,875      9,277,795      9,073,727
      Loss on disposal of property
        and equipment                      39,614              -              -
      Loss on restaurant closing                -      5,336,000              -
      Increase in inventories             (37,111)      (172,197)       (97,796)
      Decrease (increase) in prepaid
       expenses, accounts receivable,
       notes receivable,
       and other assets                     8,563        125,622         (2,798)
      Increase (decrease) in accounts
       payable                            328,218     (1,427,603)       (63,976)
      Increase in accrued expenses
       and deferred rent                1,527,789      2,134,647        229,624
      Increase (decrease) in accrued,
       deferred and prepaid taxes         752,305     (3,649,742)     1,701,681
                                      ------------  -------------  -------------
         Net cash provided in
          operating activities         15,908,144      10,738,573     14,065,289
                                      ------------  -------------  -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Additions to preopening costs       (2,383,662)    (1,332,814)      (918,553)
   Additions to property and
    equipment                         (27,633,618)   (14,308,842)    (9,461,931)
   Proceeds from sale of equipment        109,841              -              -
   Purchases of liquor licenses          (505,283)        (7,000)             -
   Purchase of trademark                 (208,105)             -              -
                                      ------------  -------------  -------------
         Net cash used in
          investing activities        (30,620,827)   (15,648,656)   (10,380,484)
                                      ------------  -------------  -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Issuance of common stock               125,645        121,051        122,595
   Exercise of stock options              306,782         10,553         99,079
   Proceeds from debt                  14,000,000      5,437,500              -
   Paydown of debt                              -              -     (1,000,000)
   Decrease in notes payable              (25,000)       (25,000)        25,000)
                                      ------------  -------------  -------------
         Net cash provided by
          (used in) financing
          activities                   14,407,427      5,544,104       (803,326)
                                      ------------  -------------  -------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                    (305,256)       634,021      2,881,479
CASH AND CASH EQUIVALENTS,
 beginning of year                      1,055,352        750,096      1,384,117
                                      ------------  -------------  -------------
CASH AND CASH EQUIVALENTS,
 end of year                          $   750,096   $  1,384,117   $  4,265,596
                                      ============  =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
   Cash paid during the year for ---
    Interest, net of amount
     capitalized                      $    34,902   $  1,154,376   $  1,357,786
                                      ============  =============  =============
    Income taxes                      $ 3,031,074   $  2,329,311   $    340,104
                                      ============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                        BERTUCCI'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1996


(1)   Organization and Operation

      Bertucci's,   Inc.  is  a  holding   company  for  three   wholly  owned
subsidiaries, Bertucci's Restaurant Corp. (Bertucci's), Bertucci's Securities Corporation, and Berestco, Inc. (collectively, the Company). Bertucci's, Inc. provides managerial, financial, and other services to Bertucci's, and assists in its daily operations. Bertucci's Securities
Corporation holds all of the Company's short-term investments. Berestco, Inc. is a real estate holding company for the corporate headquarters in Wakefield, Massachusetts.

      Bertucci's operates 80 restaurants that feature original recipe gourmet pizza prepared in brick ovens and other Italian-style foods. The restaurants are located in Connecticut, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and Washington, DC.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Bertucci's, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
      Cash equivalents are highly liquid securities with an original maturity of not more than 90 days.

Inventories
      Inventories consist of supplies and food and are carried at the lower of first-in, first-out cost or market value.

Fair Value of Financial Instruments
      The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. Long-term debt bears interest at a variable market rate; therefore, the carrying amount approximates fair value.

Property and Equipment
      Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method for financial reporting purposes over the expected useful lives of the assets. The useful lives are five to ten years for machinery and equipment and three years for equipment under capital lease. Buildings and leasehold improvements are amortized over the remaining period of the lease or 20 years, whichever is shorter.

Capitalized Interest
      Interest was capitalized on major capital expenditures on funds borrowed during the period of construction. Total interest costs incurred and amounts capitalized were as follows:

                                             Fiscal Years Ended
                                ----------------------------------------
                                December 31,  December 30,  December 28,
                                   1994          1995          1996
                                ------------  ------------  ------------

      Total interest costs       $  425,249   $1,389,142   $1,365,545
      Interest capitalized         (269,725)    (135,901)     (67,845)
                                 -----------  -----------  -----------
           Interest expense, net $  155,524   $1,253,241   $1,297,700
                                 ===========  ===========  ===========

                        BERTUCCI'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 28, 1996


Stock-Based Compensation
      Effective December 31, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

Long-Lived Assets
     In 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company's long-lived assets consist primarily of real estate and leasehold improvements related to its restaurant operations. SFAS No. 121 requires management to consider whether long-lived assets have been impaired by comparing gross future cash flows expected to be generated from utilizing these assets to their carrying amounts. If cash flows are not sufficient to recover the carrying amount of the assets, an impairment has occurred and the assets should be written down to their fair market value. Significant estimates and assumptions regarding future sales, cost trends, productivity, and market maturity are required to be made by management in order to test for impairment under this standard. Based on current facts, estimates and assumptions, management believes that no assets are impaired under this standard. There is no assurance that management's estimates and assumptions will prove correct.

Fiscal Year
      The Company's fiscal year is the 52- or 53-week period ended on the Saturday closest to December 31. References to 1995 and 1996, are for the 52-week periods ended December 30, 1995 and December 28, 1996, and references to 1994 are for the 53-week period ended December 31, 1994. The Company's quarterly periods usually consist of one 16-week period and three 12-week periods, with the exception of fiscal 1994, which consists of one 16-week period, two 12-week periods, and one 13-week period.

Deferred Preopening Costs
      Costs related to the opening of new restaurants, such as preopening payroll and various training expenses, are deferred until the restaurants open and are amortized over the subsequent 12 months.

Income Taxes
      The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings per Common Share
      The computation of primary earnings per share is based on the weighted average number of outstanding common shares plus common stock equivalents. Fully diluted earnings per share were not materially different from primary earnings per share. The weighted average shares outstanding used in determining earnings per common share include common stock equivalents of 225,626, and 63,317 related to stock options for the periods ended December 31, 1994, and December 28, 1996, respectively. No common stock equivalents are included in the 1995 calculation of earnings per common share as they would be antidilutive.

Reclassifications
     Certain prior-year amounts have been reclassified to conform with the current year's presentation.

(3)   Restaurant Closing Expenses

     In 1995, the Company accrued estimated expenses of $5,336,000 associated with the closing of three restaurants, which occurred at the close of business on February 22, 1996. The estimated expenses consisted of $3,797,000 in estimated net losses associated with the disposal of the fixed assets of these three restaurants which was recorded as accumulated depreciation on the consolidated balance sheet, $1,039,000 in estimated liabilities associated with termination of leases, and $500,000 in estimated legal and other related costs. At December 28, 1996, $45,000 of this reserve remains. The Company believes this reserve is adequate to cover any remaining costs associated with the store closings.

                       BERTUCCI'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 28, 1996


(4)  Stock Options and Employee Stock Purchase Plan

     On March 25, 1992, the Board of Directors approved an Employee Stock Purchase Plan (the Plan) permitting eligible employees to purchase common stock, semiannually on June 30 and December 31, through payroll deductions of up to 8% of each participating employee's compensation, at 85% of the average trading price during the six-month period, but not less than specified minimums. At December 26, 1992, 100,000 shares were reserved for the Plan. During 1994, 1995, and 1996 shares issued under the Plan were 7,786, 14,499, and 24,486, respectively.

     Under the 1987 incentive stock option plan (the 1987 Plan), the Company may grant stock options for the purchase of up to 775,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The 1987 Plan provides for options to be exercisable in four annual installments. All options must be exercised within 10 years of the date of grant.

      In 1989, the Board of Directors of the Company approved the issuance of 150,000 shares of time-accelerated restricted stock options to members of senior management. These options are fully vested and exercisable through November 1999. Options are exercisable at a price equal to the fair market value of the common stock on the date of grant. At December 28, 1996, 43,000 of these options were outstanding.

      In July 1993, the Board of Directors of the Company established the 1993 Stock Option Plan for Non-Employee Directors. Under this plan, the Company may grant stock options for the purchase of up to 75,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. At December 28, 1996, 30,000 of these options were outstanding. All options must be exercised within 10 years of the date of grant.

      The following table summarizes the Company's option transactions for the three years ended December 28, 1996:

                                                              Exercisable
                                                        ------------------------
                                    Shares     Weighted-              Weighted-
                                    Subject     Average               Average
                                   to Options    Price    Shares       Price
                                   ----------  -------- -----------  -----------

Outstanding at December 25, 1993    475,188    $   5.73
     Granted                        166,500       11.77
     Exercised                     (101,288)      (2.88)
     Forfeited                      (23,000)     (15.73)
                                   ---------   ---------
Outstanding at December 31, 1994    517,400        7.79     294,150     $ 5.76
     Granted                        237,000        4.88
     Exercised                       (3,000)      (1.17)
     Forfeited                     (197,000)     (12.70)
                                   ---------   ---------
Outstanding at December 30, 1995    554,400        4.97     356,475     $ 5.48
     Granted                         24,000        5.66
     Exercised                      (37,500)      (1.33)
     Forfeited                      (23,500)      (4.88)
                                   ---------   ---------
Outstanding at December 28, 1996    517,400    $   5.27     378,200     $ 5.43
                                   =========   =========

                       BERTUCCI'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 28, 1996


      The following table summarizes information as of December 28, 1996, concerning outstanding and exercisable options:

              Options Outstanding                      Options Exercisable
-------------------------------------------------  -----------------------------
                         Weighted-
                         Average      Weighted-
Range of                 Remaining    Average
Exercise    Number       Contractual  Exercise     Number       Weighted-Average
Prices      Outstanding  Life         Price        Exercisable   Exercise Price
----------- -----------  -----------  ---------    -----------  ----------------

 $1.00-2.00    103,000     1.93       $  1.24       103,000        $   1.24
 $4.00-6.00    225,500     9.00       $  4.86        86,300        $   4.88
 $6.00-8.00    168,400     5.34       $  6.79       168,400        $   6.79
$15.00-19.00    16,000     6.57       $ 16.68        16,000        $  16.65
$19.50-22.00     4,500     6.64       $ 21.25         4,500        $  21.25
             ----------                            -----------     -------------
               517,400                              378,200        $   5.43

The Company accounts for stock option and stock purchase plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized since options are granted with exercise prices equal to the fair market value of the common stock at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net income (loss) and earnings (loss) per common share for the years ended December 30, 1995 and December 28, 1996 would have been as follows:


                                        1995           1996
                                   -------------   ------------

Net income (loss)
     As reported                    $  (885,949)   $ 3,224,827
     Pro forma                       (1,096,693)     2,953,734

Earnings (loss) per share
     As reported                    $     (0.10)   $      0.36
     Pro forma                            (0.13)          0.33


Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may be greater as additional options are granted. The weighted-average fair value of the options granted in 1995 and 1996 were $3.78 and $4.53, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995 and 1996:

                                            1995      1996
                                         --------- ---------
           Expected volatility                68%        68%
           Risk-free interest rate          6.35%      6.36%
           Expected life                  9 years   10 years
           Expected dividend yield             0%         0%


(5)   Line of Credit

      The Company has a bank line of credit in effect until November 30, 1997, under which it may borrow up to $30,000,000. On November 30, 1997, the Company will be able to convert the balance, if any, to a term loan, payable in 12 quarterly installments through November 30, 2000. The Company pays a fee of 1/4

                       BERTUCCI'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 28, 1996


of 1% on the unused balance, and interest is calculated using LIBOR plus 1.25%. There are no compensating balance arrangements or legal restrictions as to the withdrawal of these funds. At December 30, 1995 and December 28, 1996, amounts outstanding under this line of credit were $19,437,500 and $18,437,500, respectively. The Company's average interest rate on outstanding borrowings at December 30, 1995 and December 28, 1996, were 6.87% and 6.75%, respectively. The debt agreement contains a covenant, among others, that places restrictions on capital expenditures. In addition, equity distributions are prohibited under the agreement. As of December 28, 1996, the Company was in compliance with these covenants.

(6)   Income Taxes

      The components of the provision (benefit) for income taxes were as follows:

                                                   Fiscal Years Ended
                                       -----------------------------------------
                                       December 31,  December 30,   December 28,
                                          1994           1995           1996
                                       -----------    -----------   ------------
          Current:
             Federal                    $2,651,633     $1,635,906    $  507,107
             State                         867,717        731,922       325,210
                                        ----------     ----------    ----------
                                         3,519,350      2,367,828       832,317
                                        ----------     ----------    ----------

          Deferred:
             Federal                      (223,433)    (2,346,138)      829,655
             State                         (73,017)      (766,583)      271,129
                                        -----------     ----------    ----------
                                          (296,450)    (3,112,721)    1,100,784
                                        -----------    -----------   ----------
                Total provision
                 (benefit) for income
                 taxes                  $3,222,900     $ (744,893)   $1,933,101
                                        ===========    ===========   ==========


      A reconciliation of the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

                                                   Fiscal Years Ended
                                     -------------------------------------------
                                     December 31,    December 30,   December 28,
                                         1994            1995           1996
                                     ------------    ------------   ------------
       Income tax expense (benefit)
          computed at federal
          statutory rate               $3,003,149      $ (554,486)   $1,753,695
       State taxes, net of federal
          benefit                         524,502         (22,876)      393,584
       Targeted jobs tax credit          (137,145)              -             -
       FICA tax credit                   (276,417)       (333,792)     (353,760)
       Other                              108,811         166,261       139,582
                                       -----------     -----------   -----------
          Income tax provision
           (benefit)                   $3,222,900      $ (744,893)   $1,933,101
                                       ===========     ===========   ===========

                       BERTUCCI'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 28, 1996


      Significant items giving rise to deferred tax assets and deferred tax liabilities at December 30, 1995 and December 28, 1996 are as follows:

                                             Fiscal Years Ended
                                        ----------------------------
                                        December 30,    December 28,
                                            1995           1996
                                        ------------    ------------
       Deferred Tax Assets:
         Deferred rent                   $ 2,112,629     $ 2,462,019
         Accrued workers' compensation       498,974         705,331
         Accrued vacation                    170,166         202,793
         Accrued restaurant closing costs    624,834          18,270
         Property and equipment              326,228               -
         Other                                11,076         311,307
                                         -----------     -----------
                                         $ 3,743,907     $ 3,699,720
                                         ===========     ===========

       Deferred Tax Liabilities:
         Preopening costs                $   292,482     $   206,280
         Property and equipment                    -       1,082,806
         Other                               288,425         109,263
                                         -----------     -----------
                                         $   580,907     $ 1,398,349
                                         ===========     ===========

(7)   Commitments and Contingencies

Operating Leases
     The Company has entered into numerous operating lease arrangements, primarily for its restaurants, with initial terms ranging from 2 to 40 years. Many of these leases contain renewal options ranging from 5 to 20 years.

      The minimum rental commitments under all noncancelable operating leases as of December 28, 1996 are as follows:

                                Year          Amount
                              ---------      ---------
                                1997        $  9,861,119
                                1998          10,133,012
                                1999           9,835,512
                                2000           9,401,712
                                2001           9,477,259
                              Thereafter      58,009,324
                                            ------------

                               Total        $106,717,938
                                            ============

      Certain of the leases require the payment of additional amounts based on percentages of annual sales that exceed annual minimum rentals or annual base sales. The percentage rental factors generally range from 3% to 7% of annual sales. Some leases contain rent escalation clauses whereby the rent payments increase over the term of the lease. Rental expense includes minimum base rent amounts payable monthly, percentage rent payable annually, and rent expense accrued to recognize lease escalation provisions on a straight-line basis over the minimum lease term.

                       BERTUCCI'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 28, 1996


      Deferred rent liability, including current portion, was approximately $5,649,000 and $6,161,000 at December 30, 1995 and December 28, 1996,
respectively. Restaurant rental expense included in the accompanying consolidated statements of operations consists of the following:

                                           Fiscal Years Ended
                                  ----------------------------------------
                                  December 31,  December 30,  December 28,
                                     1994          1995           1996
                                  ------------  ------------  ------------
        Base rent expense         $6,468,820    $ 8,704,028    $ 9,685,370
        Percentage rent expense      399,516        200,930        209,026
        Straight-line expense      1,140,036      1,032,645        489,512
                                  ----------    -----------    -----------
             Total rent expense   $8,008,372    $ 9,937,603   $ 10,383,908
                                  ==========    ===========   ============

Government Regulation
      The Company is subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the Company.

Litigation
      From time to time, lawsuits are filed against the Company in the ordinary course of business. After consulting with legal counsel, management does not believe that the result of any pending litigation would have a material adverse effect on the Company's financial statements or its business.

(8)   Transactions with Related Parties

      During 1992, the Company purchased property for a restaurant site in Westport, Connecticut, for approximately $1.2 million from an affiliate of a partnership whose general partner is a director of the Company. The director was not involved in the purchase negotiation of that particular property, and management believes that the price paid represented fair market value.

      The Company has entered into an agreement with its president pursuant to which, upon the death of the president, his estate will have the right, but not the obligation, to cause the Company to purchase shares of the Company's common stock held by the estate at their fair market value. The purchase price will be payable out of, and to the extent of, the proceeds of a $3.0 million life insurance policy on the president's life held by the Company. If the estate chooses to sell such shares to a third party within a specified time after the president's death, the Company shall have the right of first refusal with respect to the purchase of such shares.

     During 1992, the president of the Company made a personal loan amounting to $837,175, to the Orange, Connecticut landlord, with whom the Company has an operating lease. The repayment terms require the Company to make the rental payments directly to the president through the year 2002. The Company paid approximately $150,000 per year in 1994, 1995, and 1996, related to this agreement.

     Subsequent to year end, the Company leased a building and real property for the first Sal & Vinnie's Sicilian Steakhouse location from the Company's president, and purchased all furniture, fixtures, and equipment currently at the facility for their appraised value of $650,000. In conjunction with this transaction, the Company has loaned to its president approximately $637,500, which was repaid subsequent to year end.

(9)   Benefit Plans

     In 1990, an incentive plan was established in which general, district, and restaurant managers participate. Awards under the plan are tied to achievement of specific operating targets. Expenses under the plan were approximately $560,000, $597,000, and $647,000 in 1994, 1995, and 1996, respectively.

                        BERTUCCI'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 28, 1996


(10)  Quarterly Financial Data (Unaudited)

                                            Quarter Ended
                      ---------------------------------------------------------
                           (in thousands of dollars, except per share data)
                      ---------------------------------------------------------
                           16 Weeks       Twelve weeks ended         13 Weeks
                            Ended      ------------------------       Ended
          1994             April 16,      July 9,    October 1,     December 31,
                          ----------   ----------    ----------     ------------

 Net sales                 $ 27,796     $ 22,191      $ 24,596        $ 28,214
 Operating income             2,510        1,880         2,327           2,238
 Net income                   1,583        1,186         1,482           1,358
 Earnings per share        $   0.18     $   0.13      $   0.17        $   0.15



                           16 Weeks              Twelve weeks ended
                            Ended      -----------------------------------------
          1995             April 22,      July 15,   October 7,     December 30,
                          ----------   -----------   ----------     ------------
 Net sales                 $ 35,446     $ 28,521     $ 28,211         $ 28,082
 Operating income (loss)      1,734        1,105        1,300           (4,538)
 Net income (loss)              902          525          610           (2,923)
 Earnings (loss) per share $   0.10     $   0.06     $   0.07         $  (0.33)



                           16 Weeks              Twelve weeks ended
                            Ended      -----------------------------------------
          1996             April 20,      July 13,   October 5,     December 28,
                          ----------   -----------   ----------     ------------
 Net sales                 $ 38,259     $ 30,235     $ 29,549         $ 30,001
 Operating income             1,290        1,414        1,543            2,193
 Net income                     549          685          792            1,199
 Earnings per share        $   0.06     $   0.08     $   0.09         $   0.14


ITEM 9:   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable

                                   PART III

ITEMS 10, 11, 12, AND 13:

           The information required by Items 10, 11, 12, and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1997.

                                   PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)  The following documents are filed as a part of this Report:

              1. Financial Statements are listed in the index to Financial
                 Statements on page 14 of this report.

              2. Exhibits

            (b)  Reports on Form 8-K

                 The Company did not file any report on Form 8-K during the last quarter of the period covered by this report.

         * 3.1 - Restated Articles of Organization of the Company.
        ** 3.2 - Amendment to the Company's Restated Articles of Organization.
         * 3.3 - By-Laws of the Company.
         * 10.1- Convertible Preferred Stock Purchase Agreement dated
                 September 1, 1987.
        ** 10.2- Amended and Restated  1987 Stock Option Plan, as amended and restated on June 4, 1991.
         * 10.3- Form of Incentive Stock Option Agreement under Amended and Restated 1987 Stock Option Plan.
         * 10.4- Amended and Restated Time Accelerated Restricted Stock Option Plan.
         * 10.5- Form of Stock Option Agreement under Amended and Restated Time Accelerated Restricted Stock Option Plan.
         * 10.6- Amended and Restated Series B Convertible Redeemable Preferred Stock Purchase Agreement dated March 31, 1989.
         * 10.7- Crugnale Noncompetition, Nondisclosure and Inventions Agreement dated September 1, 1987.
        ** 10.8- Stock Agreement dated as of July 5, 1991,between the Company and Joseph Crugnale.
         * 10.9- Commercial Lease between Cummings Properties Management, Inc and Bertucci's, Inc. dated as of April 14, 1989, relating to the premises located at 58, 60 and 62 Cummings Park,
                 Woburn, Massachusetts.
           22. - List of Subsidiaries
           24.2- Consent of Arthur Andersen LLP
           27. - Financial Data Schedule
           ----

         * Incorporated by reference to the exhibits to the Registration Statement No. 33-40677 on Form S-1 filed by the Company with the Securities and Exchange Commission.

        ** Incorporated by reference to the exhibits to the Registration
           Statement No. 33-46201 on Form S-1 filed by the Company with the Securities and Exchange Commission.

                                  SIGNATURES


      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 15, 1997
                     By:          /s/ JOSEPH CRUGNALE
                         -----------------------------------------------
                         Joseph Crugnale
                         President, Chief Executive Officer and Director



Date: March 15, 1997
                     By:          /s/ NORMAN S. MALLETT
                         -----------------------------------------------
                         Norman S. Mallett
                         Vice President-Finance; Treasurer
                         (Principal Financial and Accounting Officer)



      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 15, 1997
                     By:          /s/ E. BULKELEY GRISWOLD
                         -----------------------------------------------
                         E. Bulkeley Griswold, Director



Date: March 15, 1997
                     By:          /s/ ROBERT L. LESTINA, JR.
                         -----------------------------------------------
                         Robert L. Lestina, Jr., Director



Date: March 15, 1997
                     By:          /s/ ALLAN J. STEINMETZ
                         -----------------------------------------------
                         Allan J. Steinmetz, Director



Date: March 15, 1997
                     By:          /s/ JAMES WESTRA
                         -----------------------------------------------
                         James Westra, Director

                                   EXHIBIT 22

                              LIST OF SUBSIDIARIES

Bertucci's Restaurant Corp., a Massachusetts corporation, which does business under the name of "Bertucci's Brick Oven Pizzeria".

Berestco, Inc., a Massachusetts corporation.

                                  EXHIBIT 24.2

                              ARTHUR ANDERSEN LLP

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our
report  included  in  this  Form  10-K  into  the  Company's   previously  filed
Registration Statement File Nos. 33-43490 and 33-43439.


                                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
March 25, 1997