Form 10-Q
period 1997-04-19
BERTUCCIS INC
filed 1997-06-02
CIK 874971

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



For the Quarterly Period Ended    April 19, 1997


Commission File Number    0-19315


                                Bertucci's, Inc.
             (Exact name of registrant as specified in its charter)


              Massachusetts                              04-2947209
     State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)


14 Audubon Road, Wakefield, Massachusetts, 01880
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (617) 246-6700


Indicate by check mark whether the registrant (1) has filed all reports required to be filled by section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                                  Yes X No_____


On May 30, 1997, 8,806,650 shares of the registrant's Common Stock were outstanding.

                                           BERTUCCI'S, INC.

                                               FORM 10-Q

                                           TABLE OF CONTENTS






                                                                            PAGE
PART I: FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 1)   Consolidated Condensed Balance Sheets
                      April 19, 1997, and December 28, 1996                 4

                 2)   Consolidated Condensed Statements of Operations
                      For Sixteen Weeks Ended April 19, 1997,
                      and April 20, 1996                                    5

                 3)   Consolidated Condensed Statements of Shareholders'
                      Equity For Sixteen Weeks Ended April 19, 1997         6

                 4)   Consolidated Condensed Statements of Cash
                      Flows For Sixteen Weeks Ended April 19, 1997,
                      and April 20, 1996                                    7

                 5)   Notes to Consolidated Condensed Financial
                      Statements                                            8

        Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                      9-11


PART II:       OTHER INFORMATION                                            12

                          PART I: FINANCIAL INFORMATION

                                BERTUCCI'S, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                               April 19,         December 28,
                                                 1997                1996
                                              -------------------------------
                                                       (in thousands)
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                $      3,705      $      4,266
     Inventories                                     1,055             1,048
     Accounts receivable                               181               179
     Note receivable                                    76                76
     Prepaid expenses                                  874               475
     Deferred preopening costs                         338               510
     Prepaid taxes                                   1,027             1,027
                                              -------------     -------------
          Total current assets                       7,256             7,581
                                              -------------     -------------

PROPERTY AND EQUIPMENT, at cost:
     Land                                            2,902             2,902
     Buildings                                      10,416            10,360
     Leasehold improvements                         73,106            72,416
     Machinery and equipment                        37,067            35,674
     Construction in progress                          289               250
                                              -------------     -------------
                                                   123,780           121,602
     Less - Accumulated depreciation                32,265            29,705
                                              -------------     -------------
          Net property and equipment                91,515            91,897
PREPAID TAXES                                        1,275             1,275
OTHER ASSETS                                         1,853             1,776
                                              -------------     -------------
                                              $    101,899      $    102,529
                                              =============     =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable-current                    $         25      $         25
     Accounts payable                                3,805             4,179
     Accrued expenses                                1,250             1,078
     Accrued payroll and employee benefits           3,415             3,298
     Accrued taxes                                   2,057             1,859
                                              -------------     -------------
         Total current liabilities                  10,552            10,439
DEFERRED RENT                                        6,274             6,064
NOTES PAYABLE                                           25                50
LONG-TERM DEBT                                      16,438            18,438
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
      Authorized - 200,000 shares, none
       issued                                            -                 -
     Common stock, $.005 par value -
      Authorized - 15,000,000 shares
     Issued and outstanding -
      8,790,428 shares at December 28, 1996
      and 8,806,650 shares at April 19, 1997            44                44
     Additional paid-in capital                     44,910            44,841
     Retained earnings                              23,656            22,653
                                              -------------     -------------
          Total shareholders' equity                68,610            67,538
                                              -------------     -------------
                                              $    101,899      $    102,529
                                              =============     =============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Sixteen Weeks Ended
                                         ----------------------------------
                                            April 19,           April 20,
                                              1997                1996
                                         --------------      --------------
                                          (in thousands, except share data)

NET SALES                                $      40,337       $      38,259
                                         --------------      --------------

COSTS AND EXPENSES:
     Cost of sales                             10,118               9,798
     Operating expenses                        20,945              19,881
     General and administrative expenses        2,432               2,477
     Depreciation and amortization              2,719               2,712
     Taxes other than income                    2,181               2,101
                                        --------------      --------------
          Total costs and expenses             38,395              36,969
                                        --------------      --------------
          Operating income                      1,942               1,290
INTEREST EXPENSE, net                             367                 418
INTEREST INCOME                                     4                   6
                                        --------------      --------------
     Income before income tax expense           1,579                 878
INCOME TAX EXPENSE                                576                 329
                                        --------------      --------------
     Net income                         $       1,003       $         549
                                        ==============      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING         8,883,801           8,892,502
                                        ==============      ==============

EARNINGS PER SHARE                      $        0.11       $        0.06
                                        ==============      ==============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                            Common Stock      Additional
                        --------------------  Paid-In    Retained  Shareholders'
                         Shares       Par     Capital    Earnings  Equity
                        ---------  --------- ---------- ---------  -------------
                                              (in thousands)
BALANCE, December 28, 1996  8,790  $     44  $  44,841  $  22,653  $  67,538
     Issuance of stock         17         -         69          -         69
     Net income                 -         -          -      1,003      1,003
                         --------- --------- ---------- ---------- ----------

BALANCE, April 19, 1997     8,807  $     44  $  44,910  $  23,656  $  68,610
                         ========= ========= ========== ========== ==========

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Sixteen Weeks Ended
                                                        -----------------------
                                                          April 19,   April 20,
                                                            1997        1996
                                                        -----------   ---------
                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                         $  1,003     $     549
     Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization                      2,822         2,712
        (Increase) decrease in inventories                    (7)           16
        Increase in prepaid expenses, accounts
         receivable, notes receivable and other assets      (368)           (1)
        Decrease in accounts payable                        (374)          (24)
        Increase in accrued expenses and deferred rent       500           197
        Increase in accrued, deferred and prepaid taxes      198           372
                                                        ---------    ----------
             Net cash provided by operations               3,774         3,821
                                                        ---------    ----------

CASH FLOWS USED FROM INVESTING ACTIVITIES:
     Additions to preopening costs                           (90)         (446)
     Additions to property and equipment                  (2,179)       (4,192)
     Purchases of liquor licenses                           (110)            -
                                                        ---------    ----------
             Net cash used by investing activities        (2,379)       (4,638)
                                                        ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                 69            59
     Paydown of debt                                      (2,000)            -
     Decrease in notes payable                               (25)          (25)
                                                        ---------    ----------
             Net cash provided by (used by)
              financing activities                        (1,956)           34
                                                        ---------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (561)         (783)
CASH AND CASH EQUIVALENTS, beginning of period             4,266         1,384
                                                        ---------    ----------
CASH AND CASH EQUIVALENTS, end of period                $  3,705     $     601
                                                        =========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for ---
             Interest, net of amount capitalized        $    370     $     410
                                                        =========    ==========
             Income taxes                               $    547     $      37
                                                        =========    ==========

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 April 19, 1997



1.      Basis of Presentation

        In the opinion of management, the accompanying consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the sixteen-week period ended April 19, 1997 are not necessarily indicative of the results to be expected for the full year.

        The significant accounting policies followed by the Company are set forth in the notes to Consolidated Financial Statements in the Company's 1996 Annual Report and Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report and Form 10-K.

2.      Earnings Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). This Statement establishes standards for computing and presenting earnings per share and applies to entities both publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the Statement will require restatement of prior years' earnings per share. The Company will adopt this Statement for its annual report on Form 10-K for the year ended December 27, 1997. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $0.11 and $0.06 for the sixteen-week periods ended April 19, 1997, and April 20, 1996, respectively, and $0.36 for the year ended December 28, 1996. Under this Statement, diluted earnings per share would not have differed from the earnings per share disclosed on the consolidated condensed statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table sets forth the percentage relationship to net sales of certain items included in the Company's income statements for the periods indicated.


                                                  Sixteen Weeks Ended
                                          -------------------------------------
                                            April 19,                April 20,
                                              1997                     1996
                                          -------------            ------------

NET SALES                                       100.0%                  100.0%
                                          -------------            ------------
COSTS AND EXPENSES:
     Cost of sales                                25.1                    25.6
     Operating expenses                           51.9                    51.9
     General and administrative expenses           6.0                     6.5
     Depreciation and amortization                 6.8                     7.1
     Taxes other than income                       5.4                     5.5
                                          -------------            ------------
          Total costs and expenses                95.2                    96.6
                                          -------------            ------------
          Operating income                         4.8                     3.4
INTEREST EXPENSE, net                              0.9                     1.1
INTEREST INCOME                                      -                       -
                                          -------------            ------------
          Income before income tax expense         3.9                     2.3
INCOME TAX EXPENSE                                 1.4                     0.9
                                          -------------            ------------
          Net income                               2.5%                    1.4%
                                          =============            ============




NUMBER OF RESTAURANTS:
     Restaurants open at beginning of period        80                      76
          Restaurants opened during period           1                       3
          Restaurants closed during period           -                      (3)
                                          -------------            ------------
     Restaurants open at end of period              81                      76

         Sixteen Weeks Ended April 19, 1997, Compared to Sixteen Weeks
                              Ended April 20, 1996


        Net sales increased $2.1 million, or 5.4%, to $40.3 million in the first quarter of fiscal year 1997, from $38.3 million in the first quarter of fiscal year 1996. The increase in net sales primarily came from the seven new restaurants opened in fiscal year 1996, and one new restaurant opened in the first quarter of 1997. Comparative restaurant sales during the first quarter were positive by 1%. This modest increase reflects the Company's first year of being closed on Easter Day, as well as the higher amount of advertising in the first quarter of 1996.

        Cost of sales, primarily food and beverages, increased from $9.8 million in the sixteen weeks ended April 20, 1996, to $10.1 million in the corresponding 1997 period. As a percentage of net sales, these costs were 25.6% in the 1996 fiscal period, and 25.1% in the 1997 fiscal period. The percentage decrease came from better buying opportunities and better efficiency at the operations level.

        Restaurant operating expenses for the sixteen-week period increased from $19.9 million in fiscal year 1996, to $20.9 million in fiscal year 1997. As a percentage of net sales, operating expenses remained at 51.9% for both fiscal periods. Although the Company experienced higher payroll costs in the 1997 fiscal period, most of the increase was offset by lower advertising and insurance costs during the same period.

        General and administrative expenses decreased from $2.5 million in the sixteen weeks ended April 20, 1996, to $2.4 million in the corresponding 1997 period, and decreased, as a percentage of net sales, from 6.5% in the 1996 sixteen-week period, to 6.0% in the 1996 sixteen-week period. This decrease came from a reduction in costs associated with opening new stores, reduction in region operating costs, and the result of attrition at the corporate level.

        Depreciation and amortization expense decreased, as a percentage of net sales, from 7.1% in the 1996 period, to 6.8% in the 1997 sixteen-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

        Taxes other than income increased from $2.1 million during the sixteen weeks ended April 20, 1996, to $2.2 million in the corresponding 1997 period, due to increases in real property taxes and payroll taxes.

        Interest expense decreased from $418,000 to $367,000 for the sixteen weeks of 1996 and 1997, respectively. This decrease was attributable to the lower amount of bank borrowings in the 1997 sixteen-week period.

        The effective income tax rate decreased from 37.5% for the sixteen weeks ended April 20, 1996, to 36.5% for the corresponding period ending April 19, 1997.

                        Liquidity and Sources of Capital


        To date, the Company has financed its expansion from operations, bank borrowing, and private placements and public offerings of equity securities. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms in purchasing food and supplies.

        The Company has a bank line-of-credit in effect until November 30, 1997, under which it may borrow up to $30.0 million. On November 30, 1997, the Company will be able to convert the balance, if any, to a term loan maturing on November 30, 2000. The Company pays a fee of 1/4 of 1% on the unused balance, and interest is calculated using LIBOR plus 1.25%. There are no compensating balance arrangements or legal restrictions as to the withdrawal of these funds. At April 20, 1996, and April 19, 1997, the amounts outstanding under this bank line-of-credit were $18.4 and $16.4 million, respectively.

        During the sixteen weeks ended April 20, 1996, and April 19, 1997, the Company's investment in property and equipment was $4.2 million and $2.2 million, respectively. The investments were funded with cash provided by operations, and with the proceeds of financing activities.

        Cash provided by operations amounted to $3.8 million for both the sixteen weeks ended April 20, 1996, and April 19, 1997.

        The Company opened one new restaurant in the first sixteen weeks of 1997, and expects to open a total of 7 new restaurants by the end of fiscal year 1997, with an additional 8 to 10 restaurants planned for fiscal year 1998. The Company expects to expend approximately $9.0 million in fiscal year 1997, and approximately $11.0 million in fiscal year 1998 to finance expansion. The Company believes that it will have sufficient working capital and bank borrowings to finance its expansion plans through the end of fiscal year 1998.

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




                                                  BERTUCCI'S, INC.
                                                  ---------------------
                                                  (Registrant)




Date:   May 30, 1997                     By:      /s/ Joseph Crugnale
                                                  ---------------------
                                                  Joseph Crugnale
                                                  President and Chief
                                                  Executive Officer




Date:   May 30, 1997                     By:      /s/ Norman S. Mallett
                                                  ---------------------
                                                  Norman S. Mallett
                                                  Vice President - Finance
                                                  Chief Financial Officer
                                                  and Treasurer