Form 10-Q
period 1997-07-12
BERTUCCIS INC
filed 1997-08-26
CIK 874971

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                  For the Quarterly Period Ended July 12, 1997


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


                                    Yes X No_____


On August 22, 1997, 8,828,966 shares of the registrant's Common Stock were outstanding.

                                BERTUCCI'S, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                       PAGE
PART I:     FINANCIAL INFORMATION

      Item 1.     Financial Statements:
                  1)  Consolidated Condensed Balance Sheets
                      July 12, 1997, and December 28, 1996              4

                  2)  Consolidated Condensed Statements of Operations
                      For Twelve Weeks and Twenty-Eight Weeks
                      Ended July 12, 1997, and July 13, 1996            5

                  3)  Consolidated Condensed Statements of Shareholders'
                      Equity For The Twenty-Eight-Week Period Ended
                      July 12, 1997                                     6

                  4)  Consolidated Condensed Statements of Cash
                      Flows For Twenty-Eight Weeks Ended July 12, 1997,
                      and July 13, 1996                                 7

                  5)  Notes to Consolidated Condensed Financial
                      Statements                                        8

      Item 2. Management's Discussion and Analysis of Results
              of Operations and Financial Condition                     9-12


PART II:    OTHER INFORMATION                                          13

                          PART I: FINANCIAL INFORMATION

                                BERTUCCI'S, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                          July 12,          December 28,
                                            1997                1996
                                        --------------------------------
                                                 (in thousands)
                               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $     5,003       $     4,266
     Inventories                              1,085             1,048
     Accounts receivable                        259               179
     Note receivable                             76                76
     Prepaid expenses                           770               475
     Deferred preopening costs                  219               510
     Prepaid taxes                            1,027             1,027
                                        ------------      ------------
          Total current assets                8,439             7,581
                                        ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
     Land                                     2,902             2,902
     Buildings                               10,418            10,360
     Leasehold improvements                  73,190            72,416
     Machinery and equipment                 37,379            35,674
     Construction in progress                   666               250
                                        ------------      ------------
                                            124,555           121,602
     Less - Accumulated depreciation         34,199            29,705
                                        ------------      ------------
          Net property and equipment         90,356            91,897
PREPAID TAXES                                 1,275             1,275
OTHER ASSETS                                  1,848             1,776
                                        ------------      ------------
                                        $   101,918       $   102,529
                                        ============      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable-current              $        25       $        25
     Accounts payable                         4,186             4,179
     Accrued expenses                         2,518             1,078
     Accrued payroll and employee
      benefits                                3,107             3,298
     Accrued taxes                            1,717             1,859
                                        ------------      ------------
         Total current liabilities           11,553            10,439
DEFERRED RENT                                 6,428             6,064
NOTES PAYABLE                                    25                50
LONG-TERM DEBT                               14,500            18,438
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
      Authorized - 200,000 shares,
       none issued                                -                 -
     Common stock, $.005 par value -
      Authorized - 15,000,000 shares
     Issued and outstanding -
      8,790,428 shares at December 26,
      1996 and 8,812,950 shares at
      July 12, 1997                              44                44
     Additional paid-in capital              44,948            44,841
     Retained earnings                       24,420            22,653
                                        ------------      ------------
          Total shareholders' equity         69,412            67,538
                                        ------------      ------------
                                        $   101,918       $   102,529
                                        ============      ============

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
          condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      12 Weeks Ended         28 Weeks Ended
                                  ----------------------  ----------------------
                                   July 12,    July 13,     July 12,    July 13,
                                    1997        1996         1997        1996
                                  ----------  ----------  ----------  ----------
                                       (in thousands, except per share data)

NET SALES                         $  31,643   $  30,235   $  71,980   $  68,494
                                  ----------  ----------  ----------  ----------

COSTS AND EXPENSES:
     Cost of sales                    7,828       7,589      17,946      17,387
     Operating expenses              16,831      15,844      37,776      35,725
     General and administrative
      expenses                        1,900       1,777       4,332       4,255
     Depreciation and amortization    1,988       2,043       4,707       4,755
     Taxes other than income          1,643       1,568       3,824       3,668
                                  ----------  ----------  ----------  ----------
          Total costs and expenses   30,190      28,821      68,585      65,790
                                  ----------  ----------  ----------  ----------
          Operating income            1,453       1,414       3,395       2,704
INTEREST EXPENSE, net                   254         323         621         741
INTEREST INCOME                           4           4           8          10
                                  ----------  ----------  ----------  ----------
          Income before income tax
           expense                    1,203       1,095       2,782       1,973
INCOME TAX EXPENSE                      439         410       1,015         739
                                  ----------  ----------  ----------  ----------
          Net income              $     764   $     685   $   1,767   $   1,234
                                  ==========  ==========  ==========  ==========

EARNINGS PER SHARE                $    0.09   $    0.08   $    0.20   $    0.14
                                  ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                      8,932,722   8,890,004   8,899,082   8,878,140
                                  ==========  ==========  ==========  ==========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
          condensed financial statements.

                                BERTUCCI'S, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                            Common Stock     Additional
                          ------------------  Paid-In     Retained Shareholders'
                          Shares      Par     Capital     Earnings    Equity
                          -------  --------- ----------  ---------- ------------
                                               (in thousands)
BALANCE, December 28, 1996 8,790   $     44    $ 44,841   $ 22,653   $ 67,538
     Issuance of stock        17          -          69          -         69
     Exercise of options       6          -          38          -         38
     Net income                -          -           -      1,767      1,767
                           ------  ---------   ---------  ---------  -----------

BALANCE, July 12, 1997     8,813   $     44    $ 44,948   $ 24,420   $  69,412
                           ======  =========   =========  =========  ===========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
          condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Twenty-Eight Weeks Ended
                                                      --------------------------
                                                        July 12,      July 13,
                                                          1997          1996
                                                      -----------   ------------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $  1,767      $  1,234
     Adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                    4,890         4,893
        Increase in inventories                            (36)          (44)
        Increase in prepaid expenses,
            accounts receivable,
            notes receivable and other assets             (337)          (23)
        Increase in accounts payable                         6            76
        Increase in accrued expenses
            and deferred rent                            1,614           372
        Increase (decrease) in accrued,
            deferred and prepaid taxes                    (142)          856
                                                      -----------   ------------
             Net cash provided by operations             7,762         7,364
                                                      -----------   ------------

CASH FLOWS USED FROM INVESTING ACTIVITIES:
     Additions to preopening costs                        (104)         (684)
     Additions to property and equipment                (2,954)       (6,952)
     Purchases of liquor licenses                         (110)            -
                                                      -----------   ------------
             Net cash used by investing activities      (3,168)       (7,636)
                                                      -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                              106            59
     Paydown of debt                                    (3,938)            -
     Decrease in notes payable                             (25)          (25)
                                                      -----------   ------------
             Net cash provided by financing
              activities                                (3,857)           34
                                                      -----------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  737          (238)
CASH AND CASH EQUIVALENTS, beginning of period           4,266         1,384
                                                      -----------   ------------
CASH AND CASH EQUIVALENTS, end of period              $  5,003      $  1,146
                                                      ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for ---
             Interest, net of amount capitalized      $    656      $    692
                                                      ===========   ============
             Income taxes                             $  1,360      $     80
                                                      ===========   ============

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
          condensed financial statements.

                                BERTUCCI'S, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  July 12, 1997



1.   Basis of Presentation

     In the opinion of management, the accompanying consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the twelve-week and twenty-eight-week periods ended July 12, 1997, are not necessarily indicative of the results to be expected for the full year.

     The significant accounting policies followed by the Company are set forth in the notes to Consolidated Financial Statements in the Company's 1996 Annual Report and Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report and Form 10-K.

2.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities both publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the Statement will require restatement of prior years' earnings per share. The Company will adopt this Statement for its annual report on Form 10-K for the year ended December 27, 1997. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $0.09 versus $0.08 for the twelve-week period, and $0.20 versus $0.14 for the twenty-eight week period, ended July 12, 1997, and July 13, 1996, respectively, and $0.36 for the year ended December 28, 1996. Under this Statement, diluted earnings per share would not have differed from the earnings per share disclosed on the consolidated condensed statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table sets forth the percentage relationship to net sales of certain items included in the company's income statements for the periods indicated.


                                       12 Weeks Ended         28 Weeks Ended
                                     -------------------    --------------------
                                      July 12,   July 13,   July 12,    July 13,
                                       1997       1996        1997        1996
                                     ---------  ---------   ---------  ---------

NET SALES                               100.0%    100.0%      100.0%     100.0%
                                     ---------  ---------   ---------- ---------

COSTS AND EXPENSES:
     Cost of sales                        24.7      25.1        24.9       25.4
     Operating expenses                   53.2      52.4        52.5       52.2
     General and administrative
      expenses                             6.0       5.9         6.0        6.2
     Depreciation and amortization         6.3       6.7         6.6        6.9
     Taxes other than income               5.2       5.2         5.3        5.4
                                     ---------- ---------   ---------- ---------
          Total costs and expenses        95.4      95.3        95.3       96.1
                                     ---------- ---------   ---------- ---------
          Operating income                 4.6       4.7         4.7        3.9
INTEREST EXPENSE, net                      0.8       1.1         0.8        1.0
INTEREST INCOME                              -         -           -          -
                                     ---------- ---------   ---------- ---------
          Income before income tax
           expense                         3.8       3.6         3.9        2.9
INCOME TAX EXPENSE                         1.4       1.3         1.4        1.1
                                     ----------  --------   ---------- ---------
          Net income                       2.4%      2.3%        2.5%      1.8%
                                     ==========  ========   ========== =========




NUMBER OF RESTAURANTS:
     Restaurants open at beginning
      of period                             81        76          80        76
         Restaurants opened during
          period                             -         1           1         4
         Restaurants closed during
          period                             -         -           -        (3)
                                     ----------  --------   ---------  ---------
     Restaurants open at end of
      period                                81        77          81        77


 Twelve Weeks Ended July 12, 1997, Compared To Twelve Weeks Ended July 13, 1996


      Net sales increased $1.4 million, or 4.7%, to $31.6 million in the second quarter of fiscal year 1997, from $30.2 million in the second quarter of fiscal year 1996. Comparable restaurant sales for the twelve-week period increased 0.3%. The Company did not open or close any restaurants in the twelve-week period ended July 12, 1997.

      Cost of sales, primarily food and beverages, increased from $7.6 million in the twelve weeks ended July 13, 1996, to $7.8 million in the corresponding 1997 period. As a percentage of net sales, these costs were 25.1% in the 1996 fiscal period, and 24.7% in the corresponding 1997 fiscal period. The percentage decrease was the result of lower prices for cheese and flour, and more efficient operations.

      Restaurant operating expenses for the twelve-week period increased from $15.8 million in fiscal year 1996, to $16.8 million for the corresponding period in fiscal year 1997. As a percentage of net sales, operating expenses increased from 52.4% during the twelve weeks ended July 13, 1996, to 53.2% during the corresponding period in 1997. The increase was the result of higher payroll and advertising costs.

      General and administrative expenses increased slightly, as a percentage of net sales, from 5.9% during the twelve weeks ended July 13, 1996, to 6.0% during the corresponding period of fiscal year 1997. The increase came from increases in training and in-house marketing costs.

      Depreciation and amortization expense decreased, as a percentage of net sales, from 6.7% in the 1996 twelve-week period, to 6.3% in the 1997 twelve-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

      Taxes, other than income taxes, remained at $1.6 million for both twelve-week periods ending in July.

      Interest expense decreased from $323,000 to $254,000 for the corresponding twelve weeks of 1996 and 1997, respectively. The decrease was attributable to the lower amounts of bank borrowings during the 1997 period.

      The effective income tax rate decreased from 37.4% for the twelve weeks ended July 13, 1996, to 36.5% for the corresponding period ended July 12, 1997.

Twenty-Eight Weeks Ended July 12, 1997, Compared To Twenty-Eight Weeks Ended July 13, 1996


      Net sales increased $3.5 million, or 5.1%, to $72.0 million for the twenty-eight-week period in 1997, compared to $68.5 million in the same period last year. New restaurants that were opened in 1996 and 1997 primarily contributed to the increase. Comparative restaurant sales during the twenty-eight-week period were positive by 0.8%. Menu price-increases for the period under comparison were approximately 1.0%.

      Cost of sales, primarily food and beverages, increased from $17.4 million for the 1996 twenty-eight-week period, to $17.9 million for the 1997 twenty-eight-week period, and decreased, as a percentage of net sales, from 25.4% to 24.9% for the twenty-eight-week periods ended in 1996 and 1997, respectively. The percentage decrease came from better buying opportunities and better efficiency at the operations level.

      Restaurant operating expenses for the twenty-eight-week period increased from $35.7 million in fiscal year 1996, to $37.8 million in fiscal year 1997. As a percentage of net sales, operating expenses increased from 52.2% during the twenty-eight weeks ended July 13, 1996, to 52.5% during the corresponding period in 1997. The increase was the result of higher payroll and advertising costs.

      General and administrative expenses, as a percentage of net sales for the twenty-eight-week period, decreased from 6.2% in 1996, to 6.0% in 1997. This decrease was the result of attrition at the corporate level, reduction in costs associated with opening new stores, and a reduction in region operating costs.

      Depreciation and amortization expense, as a percentage of net sales, decreased from 6.9% in the 1996 twenty-eight-week period, to 6.6% in the 1997 twenty-eight-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

      Taxes, other than income taxes, increased from $3.7 million during the twenty-eight weeks ended July 13, 1996, to $3.8 million for the corresponding period in 1997, and decreased, as a percentage of net sales, from 5.4% in 1996 to 5.3% in 1997.

      Interest expense decreased from $741,000 to $621,000 for the corresponding twenty-eight-week periods of 1996 and 1997, respectively. The decrease was attributable to the lower amount of bank borrowings in the 1997 twenty-eight-week period.

      The effective income tax rate decreased from 37.5% for the twenty-eight weeks ended July 13, 1996, to 36.5% for the corresponding period ended July 12, 1997.

                        Liquidity and Sources of Capital


      To date, the Company has financed its expansion from operations, bank borrowing, and private placements and public offerings of equity securities. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms in purchasing food and supplies.

      The Company has a bank line-of-credit in effect until November 30, 1997, under which it may borrow up to $30.0 million. On November 30, 1997, the Company will be able to convert the balance, if any, to a term loan maturing on November 30, 2000. The Company pays a fee of 1/4 of 1% on the unused balance, and interest is calculated using LIBOR plus 1.25%. There are no compensating balance arrangements or legal restrictions as to the withdrawal of these funds. At July 13, 1996, and July 12, 1997, the amounts outstanding under this bank line-of-credit were $19.4 million and $14.5 million, respectively.

      During the twenty-eight weeks ended July 13, 1996, and July 12, 1997, the Company's investment in property and equipment was $7.0 million and $3.0 million, respectively. The investments were funded with cash provided by operations and with the proceeds of financing activities.

      Cash provided by operations amounted to $7.4 million and $7.8 million for the twenty-eight weeks ended July 13, 1996, and July 12, 1997, respectively.

      The Company opened one new restaurant in the first twenty-eight weeks of 1997, and expects to open a total of six new restaurants by the end of fiscal year 1997, with an additional 8 to 10 restaurants planned for fiscal year 1998. The Company expects to expend approximately $9.0 million in fiscal year 1997, and approximately $11.0 million in fiscal year 1998, to finance expansion. The Company believes that it will have sufficient working capital and bank borrowings to finance its expansion plans through the end of fiscal year 1998.

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




                                                      BERTUCCI'S, INC.
                                                        (Registrant)




Date: August 22, 1997                     By:     /s/ Joseph Crugnale
                                          -----------------------------------
                                                  Joseph Crugnale
                                                  President and Chief
                                                  Executive Officer




Date: August 22, 1997                     By:     /s/ Norman S. Mallett
                                          -----------------------------------
                                                  Norman S. Mallett
                                                  Vice President - Finance
                                                  Chief Financial Officer and
                                                  Treasurer