Form 10-Q
period 1997-10-04
BERTUCCIS INC
filed 1997-11-17
CIK 874971

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                 For the Quarterly Period Ended October 4, 1997


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


Registrant's telephone number, including area code: (781) 246-6700


Indicate by check mark whether the registrant (1) has filed all reports required to be filled by section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                              Yes X     No_____


On November 14, 1997, 8,875,716 shares of the registrant's Common Stock were outstanding.

                                BERTUCCI'S, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                         PAGE
PART I:            FINANCIAL INFORMATION

 Item 1.           Financial Statements:

            1)     Consolidated Condensed Balance Sheets
                   October 4, 1997, and December 28, 1996                                      4

            2)     Consolidated Condensed Statements of Operations
                   For Twelve Weeks And Forty Weeks Ended
                   October 4, 1997, and October 5, 1996                                        5

            3)     Consolidated Condensed Statements of Shareholders'
                   Equity For The Forty-Week Period Ended
                   October 4, 1997                                                             6

            4)     Consolidated Condensed Statements of Cash
                   Flows For Forty Weeks Ended October 4, 1997,
                   and October 5, 1996                                                         7

            5)     Notes to Consolidated Condensed Financial
                   Statements                                                                  8

 Item 2.           Management's Discussion and Analysis of Results
                   of Operations and Financial Condition                                       9-12


PART II:           OTHER INFORMATION                                                            13

                          PART I:FINANCIAL INFORMATION

                                BERTUCCI'S, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                   October 4,                December 28,
                                                                      1997                       1996
                                                                   --------------------------------------
                                                                              (in thousands)
                                                                   --------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                               $              4,161        $             4,266
     Inventories                                                            1,077                      1,048
     Accounts receivable                                                      157                        179
     Note receivable                                                           76                         76
     Prepaid expenses                                                       1,131                        475
     Deferred preopening costs                                                324                        510
     Prepaid taxes                                                          1,027                      1,027
                                                            ---------------------       --------------------
          Total current assets                                              7,953                      7,581
                                                            ---------------------       --------------------

PROPERTY AND EQUIPMENT, at cost:
     Land                                                                   2,902                      2,902
     Buildings                                                             10,434                     10,360
     Leasehold improvements                                                75,019                     72,416
     Machinery and equipment                                               38,549                     35,674
     Construction in progress                                                 227                        250
                                                            ---------------------       --------------------
                                                                          127,131                    121,602
     Less - Accumulated depreciation                                       36,144                     29,705
                                                            ---------------------       --------------------
          Net property and equipment                                       90,987                     91,897
PREPAID TAXES                                                               1,275                      1,275
OTHER ASSETS                                                                1,834                      1,776
                                                            ---------------------       --------------------
                                                            $             102,049       $            102,529
                                                            =====================       ====================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable-current                                  $                  25       $                 25
     Accounts payable                                                       4,382                      4,179
     Accrued expenses                                                       2,496                      1,078
     Accrued payroll and employee benefits                                  3,271                      3,298

     Accrued taxes                                                          1,271                      1,859
                                                            ---------------------       --------------------
         Total current liabilities                                         11,445                     10,439
DEFERRED RENT                                                               6,569                      6,064
NOTES PAYABLE                                                                  25                         50
LONG-TERM DEBT                                                             13,500                     18,438
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
      Authorized - 200,000 shares, none issued                                  -                          -
     Common stock, $.005 par value -
      Authorized - 15,000,000 shares
     Issued and outstanding -
      8,790,428 shares at December 28, 1996 and
      8,873,966 shares at October 4, 1997                                      44                         44
     Additional paid-in capital                                            45,073                     44,841
     Retained earnings                                                     25,393                     22,653
                                                            ---------------------       --------------------
          Total shareholders' equity                                       70,510                     67,538
                                                            ---------------------       --------------------
                                                             $            102,049        $           102,529
                                                            =====================       ====================

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          12 Weeks Ended                                  40 Weeks Ended
                                             ------------------------------------------     ----------------------------------------
                                                  October 4,            October 5,               October 4,            October 5,
                                                     1997                  1996                     1997                  1996
                                             ------------------    ------------------       -- ---------------    -- ---------------
                                                                       (in thousands, except per share data)
                                             ---------------------------------------------------------------------------------------
NET SALES                                     $          32,663     $          29,549       $          104,644    $           98,043
                                             ------------------    ------------------       -- ---------------    -- ---------------
COSTS AND EXPENSES:
     Cost of sales                                        8,130                 7,538                   26,077                24,925
     Operating expenses                                  17,253                15,195                   55,029                50,920
     General and administrative expenses                  1,992                 1,683                    6,324                 5,938
     Depreciation and amortization                        1,935                 2,074                    6,642                 6,829
     Taxes other than income                              1,630                 1,516                    5,453                 5,184
                                             ------------------    ------------------       -- ---------------    -- ---------------
          Total costs and expenses                       30,940                28,006                   99,525                93,796
                                             ------------------    ------------------       -- ---------------    -- ---------------
          Operating income                                1,723                 1,543                    5,119                 4,247
INTEREST EXPENSE                                            214                   279                      835                 1,020
INTEREST INCOME                                              18                     3                       25                    13
                                             ------------------    ------------------       -- ---------------    -- ---------------
          Income before income tax expense                1,527                 1,267                    4,309                 3,240
INCOME TAX EXPENSE                                          554                   475                    1,569                 1,214
                                             ------------------    ------------------       -- ---------------    -- ---------------
          Net income                          $             973     $             792       $            2,740    $            2,026
                                             ==================    ==================       == ===============    == ===============
EARNINGS PER SHARE                            $            0.11     $            0.09       $             0.31    $             0.23
                                             ==================    ==================       == ===============    == ===============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                                          8,927,595             8,860,253                8,901,860             8,883,798
                                             ==================    ==================       == ===============    == ===============

                                BERTUCCI'S, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock                 Additional
                                         ---------------------------         Paid-In          Retained     Shareholders'
                                           Shares            Par             Capital          Earnings     Equity
                                         ----------     ------------         ----------       ----------   ----------------
                                                                            (in thousands)
                                         ----------     ------------         ----------       ----------   ----------------
BALANCE, December 28, 1996                    8,790     $         44     $      44,841    $      22,653     $        67,538
     Issuance of stock                           29                -               130                -                 130
     Exercise of options                         55                -               102                -                 102
     Net income                                   -                -                 -            2,740               2,740
                                         ----------     ------------     -- ----------    -------------     -- ------------

BALANCE, October 4, 1997                      8,874     $         44     $      45,073    $      25,393     $        70,510
                                         ==========     ============     == ==========    =============     == ============

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Forty Weeks Ended
                                                                           ----------------------------------------------
                                                                                  October 4,               October 5,
                                                                                     1997                     1996
                                                                           ----------------------------------------------
                                                                                             (in thousands)
                                                                           ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $            2,740       $            2,026
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                     6,905                    7,041
        Increase in inventories                                                             (29)                     (46)
        (Increase) decrease in prepaid expenses and accounts receivable,
           notes receivable and other assets                                               (581)                      231
         Increase (decrease) in accounts payable                                            202                    (1,311)
        Increase in accrued expenses and deferred rent                                    1,897                       227
        Increase (decrease) in accrued, deferred and prepaid taxes                         (588)                    1,102
                                                                           ----------------------------------------------
            Net cash provided by operations                                              10,546                     9,270
                                                                           ----------------------------------------------

CASH FLOWS USED FROM INVESTING ACTIVITIES:
     Additions to preopening costs                                                         (279)                     (982)
     Additions to property and equipment                                                 (5,530)                   (8,075)
     Purchases of liquor licenses                                                          (112)                        -
                                                                           ----------------------------------------------
            Net cash used by investing activities                                        (5,921)                   (9,057)
                                                                           ----------------------------------------------

                                                                           ----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                               232                       122
     Paydown of debt                                                                     (4,937)                        -
     Decrease in notes payable                                                              (25)                      (25)
                                                                           ----------------------------------------------
            Net cash provided by financing activities                                    (4,730)                       97
                                                                           ----------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (105)                      310
CASH AND CASH EQUIVALENTS, beginning of period                                            4,266                     1,384
                                                                           ----------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                     $            4,161        $            1,694
                                                                           ==============================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for ---
            Interest, net of amount capitalized                              $              900        $            1,019
                                                                           ==============================================
            Income taxes                                                     $            2,490        $               80
                                                                           ==============================================

                                BERTUCCI'S, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 October 4, 1997



1.   Basis of Presentation

     In the opinion of management, the accompanying consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the twelve-week and forty-week periods ended October 4, 1997, are not necessarily indicative of the results to be expected for the full year.

     The significant accounting policies followed by the Company are set forth in the notes to Consolidated Financial Statements in the Company's 1996 Annual Report and Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report and Form 10-K.

2.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities both publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the Statement will require restatement of prior years' earnings per share. The Company will adopt this Statement for its annual report on Form 10-K for the year ended December 27, 1997. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $0.11 versus $0.09 for the twelve-week period, and $0.31 versus $0.23 for the forty- week period, ended October 4, 1997, and October 5, 1996, respectively, and $0.36 for the year ended December 28, 1996. Under this Statement, diluted earnings per share would not have differed from the earnings per share disclosed on the consolidated condensed statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the company's income statements for the periods indicated.

                                                              12 Weeks Ended                              40 Weeks Ended
                                                   ----------------------------------           ---------------------------------
                                                       October 4,        October 5,                October 4,        October 5,
                                                          1997              1996                      1997              1996
                                                    ----------------   ---------------           ---------------   ---------------
NET SALES                                                     100.0%            100.0%                    100.0%            100.0%
                                                    ----------------   ---------------           ---------------   ---------------
COSTS AND EXPENSES:
     Cost of sales                                              24.9              25.5                      24.9              25.4
     Operating expenses                                         52.8              51.5                      52.6              51.9
     General and administrative expenses                         6.1               5.7                       6.0               6.1
     Depreciation and amortization                               5.9               7.0                       6.4               7.0
     Taxes other than income                                     5.0               5.1                       5.2               5.3
                                                    ----------------   ---------------           ---------------   ---------------
          Total costs and expenses                              94.7              94.8                      95.1              95.7
                                                    ----------------   ---------------           ---------------   ---------------
          Operating income                                       5.3               5.2                       4.9               4.3
INTEREST EXPENSE                                                 0.6               0.9                       0.8               1.0
INTEREST INCOME                                                  0.0               0.0                       0.0               0.0
                                                    ----------------   ---------------           ---------------   ---------------
          Income before income tax expense                       4.7               4.3                       4.1               3.3
INCOME TAX EXPENSE                                               1.7               1.6                       1.5               1.2
                                                    ----------------   ---------------           ---------------   ---------------
          Net income                                            3.0%              2.7%                      2.6%              2.1%
                                                    ================   ===============           ===============   ===============


NUMBER OF RESTAURANTS:
     Restaurants open at beginning of period                      81                77                        80                76
         Restaurants opened during period                          2                 2                         3                 6
         Restaurants closed during period                          0                 0                         0               (3)
                                                    ----------------   ---------------           ---------------   ---------------
     Restaurants open at end of period                            83                79                        83                79

                       Twelve Weeks Ended October 4, 1997,
                 Compared To Twelve Weeks Ended October 5, 1996


Net sales increased $3.1 million, or 10.5%, to $32.7 million in the third quarter of fiscal year 1997, from $29.5 million in the third quarter of fiscal year 1996. Comparable restaurant sales for the twelve-week period increased 7.4%. The Company opened two new restaurants in the twelve-week period ended October 4, 1997.

Cost of sales, primarily food and beverages, increased from $7.5 million in the twelve weeks ended October 5, 1996, to $8.1 million in the corresponding 1997 period. As a percentage of net sales, these costs were 25.5% in the 1996 fiscal period, and 24.9% in the corresponding 1997 fiscal period. The percentage decrease was the result of lower prices for flour and cheese, and more efficient operations.

Restaurant operating expenses for the twelve-week period increased from $15.2 million in fiscal year 1996, to $17.3 million for the corresponding period in fiscal year 1997. As a percentage of net sales, operating expenses increased from 51.5% during the twelve weeks ended October 5, 1996, to 52.8% during the corresponding period in 1997. The increase was the result of higher advertising costs.

General and administrative expenses increased, as a percentage of net sales, from 5.7% during the twelve weeks ended October 5, 1996, to 6.1% during the corresponding period of fiscal year 1997. The increase was the result of higher training and in-house marketing costs.

Depreciation and amortization expense decreased, as a percentage of net sales, from 7.0% in the 1996 twelve-week period, to 5.9% in the 1997 twelve-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

Taxes, other than income taxes, increased from $1.5 million during the twelve weeks ended October 5, 1996, to $1.6 million for the corresponding period in 1997, and decreased, as a percentage of net sales, from 5.1% in 1996, to 5.0% in 1997.

Interest expense decreased from $279,000 to $214,000 for the corresponding twelve weeks of 1996 and 1997, respectively. The decrease was attributable to the lower amount of bank borrowings during the 1997 period.

The effective income tax rate decreased from 37.5% for the twelve weeks ended October 5, 1996, to 36.3% for the corresponding period ending October 4, 1997.

                       Forty Weeks Ended October 4, 1997,
                 Compared To Forty Weeks Ended October 5, 1996

Net sales increased $6.6 million, or 6.7%, to $104.6 million for the forty-week period in 1997, compared to $98.0 million in the same period last year. New restaurants that were opened in 1996 and 1997 contributed to the increase. Comparative restaurant sales during the forty-week period were positive by 2.7%. Menu price-increases for the period under comparison were approximately 1.2%

Cost of sales, primarily food and beverages, increased from $24.9 million for the 1996 forty- week period, to $26.1 million for the 1997 forty-week period, and decreased, as a percentage of net sales, from 25.4% to 24.9% for the forty-week periods ended in 1996 and 1997, respectively. The percentage decrease came from better buying opportunities and improved efficiency at the operations level.

Restaurant operating expenses for the forty-week period increased from $50.9 million in fiscal year 1996, to $55.0 million in fiscal year 1997. As a percentage of net sales, operating expenses increased from 51.9% during the forty weeks ended October 5, 1996, to 52.6% during the corresponding period in 1997. The increase was the result of higher payroll and advertising costs.

General and administrative expenses increased from $5.9 million for the forty-week period in 1996, to $6.3 million in the same period of 1997, and decreased, as a percentage of net sales, from 6.1% to 6.0% for the forty-week periods ended in 1996 and 1997, respectively.

Depreciation and amortization expense, as a percentage of net sales, decreased from 7.0% in the 1996 forty-week period, to 6.4% in the 1997 forty-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

Taxes, other than income taxes, increased from $5.2 million during the forty weeks ended October 5, 1996, to $5.5 million for the corresponding period in 1996, and decreased, as a percentage of net sales, from 5.3% in 1996, to 5.2% in 1997.

Interest expense decreased from $1.0 million to $835,000 for the corresponding forty-week periods of 1996 and 1997, respectively. The decrease was attributable to the lower amounts of bank borrowings during the 1997 period.

The effective income tax rate decreased from 37.5% for the forty weeks ended October 5, 1996, to 36.4% for the corresponding period ending October 4, 1997.

                        Liquidity and Sources of Capital

To date, the Company has financed its expansion from operations, bank borrowing, and private placements and public offerings of equity securities. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms in purchasing food and supplies.

The Company has a bank line-of-credit in effect until November 30, 1997, under which it may borrow up to $30.0 million. On November 30, 1997, the Company will be able to convert the balance, if any, to a term loan maturing on November 30, 2000. The Company pays a fee of 1/4 of 1% on the unused balance, and interest is calculated using LIBOR plus 1.25%. There are no compensating balance arrangements or legal restrictions as to the withdrawal of these funds. At October 5, 1996, and October 4, 1997, the amounts outstanding under this bank line-of-credit were $19.4 million and $13.5 million, respectively.

During the forty weeks ended October 5, 1996, and October 4, 1997, the Company's investment in property and equipment was $8.1 million and $5.5 million, respectively. The investments were funded with cash provided by operations and with the proceeds of financing activities.

Cash provided by operations amounted to $9.3 million and $10.5 million for the forty weeks ended October 5, 1996, and October 4, 1997, respectively.

The Company opened three new restaurants in the first forty weeks of 1997, and expects to open two more new restaurants by the end of fiscal year 1997, with an additional 8 to 10 restaurants planned for fiscal year 1998. The Company expects to expend approximately $8.5 million in fiscal year 1997, and approximately $11.0 million in fiscal year 1998, to finance expansion. The Company believes that it will have sufficient working capital and bank borrowings to finance its expansion plans throught the end of fiscal year 1998.

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




                                   BERTUCCI'S, INC.

                                   (Registrant)




Date: November 14, 1997           By: /s/ Joseph Crugnale
                                      Joseph Crugnale
                                      President and Chief
                                      Executive Officer

Date: November 14, 1997           By: /s/ Norman S. Mallett
                                      Norman S. Mallett
                                      Vice President - Finance
                                      Chief Financial Officer and
                                      Treasurer