Form 10-K405
period 1997-12-27
BERTUCCIS INC
filed 1998-03-13
CIK 874971

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

 For the fiscal year ended December 27, 1997    Commission file number 0-19315


                               Bertucci's, Inc.
            (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                  04-2947209
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 in Company of organization)

           14 AUDUBON ROAD                              01880
        WAKEFIELD, MASSACHUSETTS                      (Zip code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (781) 246-6700

       Securities registered pursuant to Section 12(b) of the Act:
                                    NONE

        Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, par value $.005 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X         No
                                                 ---            ---

    The aggregate market value of the voting stock held by non-affiliates of the registrants as of March 5, 1998 was $50,795,722.

    The number of shares of Common Stock outstanding as of March 5, 1998 was 8,908,621 shares.

                  Documents Incorporated by Reference
                                NONE

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                     PART I

ITEM 1: BUSINESS

RECENT DEVELOPMENT

    Pursuant to an Agreement and Plan of Merger entered into by Bertucci's, Inc. ("Bertucci's" or the "Company") on February 13, 1998 (the "Merger Agreement"), Ten Ideas, Inc. ("Ten Ideas"), a newly formed corporation owned by Joseph Crugnale, the Company's founder, President and Chief Executive Officer, will acquire all of the outstanding shares of the Company's common stock (other than those owned by Mr. Crugnale and his family) in a reverse triangular merger of a wholly owned subsidiary of Ten Ideas with and into the Company (the "Merger"). Upon the effective date of the Merger, the shareholders of the Company (excluding Mr. Crugnale) will receive $8 in cash per share of common stock held. Holders of stock options vested on the closing date (including those vesting upon a change of control) will receive in cash the excess, if any, of $8 per share over the applicable option exercise price, multiplied by the number of vested shares subject to the option.

    It is anticipated that the transaction will be consummated as soon as is practicable (but no later than July 31, 1998) subject to, among other things:
(i) the execution, satisfaction, delivery or receipt (as the case may be) of all agreements, conditions, authorizations, consents, assignments, approvals, waivers and other instruments required to be executed, satisfied or delivered in connection with the transaction; and (ii) the vote in favor of the Merger of at least two-thirds in interest of the outstanding common stock of the Company (with no more than 10% of interest of the common stock having exercised dissenters' rights).

GENERAL

    As of fiscal year end December 27, 1997, the Company operated a chain of 84 full-service, Italian restaurants under the "Bertucci's Brick Oven Pizzeria" name in the Northeastern and Mid-Atlantic regions and the Chicago, Illinois and Atlanta, Georgia, metropolitan areas. The restaurants' menu features original-recipe gourmet pizza, prepared in brick ovens and other high-quality, moderately-priced Italian food. In addition, the company also operates Sal and Vinnie's Sicilian Steakhouse, which was opened in the first quarter of 1997 in Norwood, Massachusetts.

    Bertucci's seeks to distinguish itself from its competitors in the family and adult casual-dining market segments through offering:

       - a distinctive, yet moderately-priced menu that features fresh, natural ingredients and includes brick-oven baked gourmet pizzas and bread, a wide variety of pasta items, appetizers and desserts;

       - a contemporary European-style design, centered around a large-display cooking area with brick ovens, customized for each particular restaurant's location, with no two restaurants looking alike; and

       - a relaxed, family atmosphere, as evidenced by moderate sales of alcoholic beverages which, during fiscal year 1997, accounted for only 8.7% of net sales.

    The Bertucci's concept features lower-cost food items and a restaurant design with a lower capital investment (averaging $1.2 million) than many competitors that offer a broader menu. Accordingly, the restaurants are able to offer customers excellent value while permitting the Company to maintain relatively high restaurant-unit operating margins.

    The first Bertucci's Brick Oven Pizzeria was opened in Somerville, Massachusetts, in 1981 by the Company's founder and President, Joseph Crugnale. In 1985, the Company began expanding and as of December 27, 1997, operated 84 Bertucci's restaurants, of which 31 were located in Massachusetts, two each were located in Rhode Island and Washington, DC, three were located in New Jersey and New Hampshire, four each were located in New York and Pennsylvania, six each were located in Georgia and Maryland, nine were located in Connecticut and seven were located in Illinois and Virginia. In addition, the Company operates one Sal and Vinnie's Restaurant in Massachusetts. During the 1996 fiscal year, two locations in Florida and one location in New Jersey were closed. Four Bertucci's and one Sal and Vinnie's restaurants were opened in 1997 and the Company expects to open five to six restaurants in 1998. The Company's strategy is to pursue controlled expansion in contiguous areas that can support multiple locations, with an emphasis on future expansion into existing markets.

    Average sales per restaurant open for the full period were $1,673,000, $1,671,000 and $1,712,000 in 1995, 1996 and 1997, respectively.

CONCEPT AND MENU

    The Company's restaurants are full-service, casual-dining restaurants that feature gourmet Italian food with an emphasis on brick-oven baked pizzas and creative pasta dishes. During fiscal year 1997, sales of pizza accounted for approximately 40% of net sales. Through development of a distinctive menu and a contemporary European-style design, the Company strives to offer a unique dining experience with excellent value for the price. The Company's restaurants appeal to a diverse target market. In addition to adult-dining, family-dining is encouraged and a special menu is provided for children. All of the Company's restaurants are open for lunch and dinner, seven days a week. Most items on the menu may be purchased for take-out service or delivery, which, during fiscal year 1997, accounted for approximately 27% of net sales.

    The Company's signature product, gourmet pizza, is offered with a wide variety of cheese, vegetable and meat toppings and is prepared in brick ovens. By baking its pizzas in brick ovens at an unusually high temperature, but for a relatively short period of time, the Company is able to produce a light crust while preserving the flavor and moisture of the toppings. Management believes that the Company's original recipes and brick-oven baking techniques combine to produce a superior pizza that is difficult to duplicate. In addition to pizzas, the Company's menu features a variety of pasta items, appetizers, soups, salads, calzones and desserts that are prepared fresh daily according to Bertucci's special recipes. Natural, fresh ingredients are a cornerstone of the Bertucci's concept. In order to ensure the uniform high-quality and freshness of its menu offerings, the Company makes all of its own dough, sauces, mixes and desserts.

    For the year ended, December 27, 1997, the average check per customer at the Company's restaurants, including beverages, was approximately $7.40 for lunch and approximately $9.95 for dinner. Full bar-service is available at most of the Company's restaurants and beer and wine are available at all locations. In keeping with its emphasis on offering distinctive menu selections, the Company offers Bertucci's Lite beer, a private-label beer brewed according to the Company's proprietary specifications. Limited seating is available in the bar areas to accommodate those waiting to be seated. The Company does not believe that changes in public attitude toward alcoholic-beverage consumption and stricter governmental regulation of establishments serving alcoholic beverages will have a material adverse effect on its business.

    Management believes that the unique interior decor of the Company's restaurants contributes to the distinctive dining experience enjoyed by its customers. Each of the Company's restaurants features a contemporary, European-style, open-kitchen design centered around brick ovens. Ingredients are displayed and food is prepared on polished granite counters located in front of the brick ovens, in plain view of diners. Bocce-ball courts and outdoor patios have been included at selected sites, further enhancing the distinctive decor. The interior-decor theme is artistically adapted to each site, therefore no two restaurants are alike. The floor plan of the Company's restaurants is flexible, permitting tables to be easily rearranged to accommodate large groups or parties.

RESTAURANT LOCATIONS AND EXPANSION PLANS

    As of December 27, 1997, the Company operated 85 restaurants in Connecticut, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Washington, DC. The following tables provide information with respect to those restaurants that were open and those that were under development as of December 27, 1997.

                        RESTAURANTS CURRENTLY OPERATING


                             Connecticut (9)
------------------------------------------------------------------------------
        Avon                   Darien                       Glastonbury
       Newington               Orange                      West Hartford
       Waterbury               Westport                       Shelton


                              Georgia (6)
------------------------------------------------------------------------------
       Atlanta                 Buckhead                   East Cobb
      Lawrenceville            Roswell                   Sandy Springs


                             Illinois (7)
------------------------------------------------------------------------------
     Bloomingdale              Chicago                     Glenview
    Naperville (2)            Schaumburg                   Woodridge


                             Maryland (6)
------------------------------------------------------------------------------
      Annapolis               Bel Air                      Columbia
     Owings Mills             Timonium                    White Marsh


                           Massachusetts (32)
------------------------------------------------------------------------------
     Amherst                  Andover                    Boston  (Copley Sq)
Boston (Faneuil Hall)        Braintree                        Brockton
    Brookline              Cambridge (Alewife)        Cambridge (Harvard Sq)
 Cambridge (Kendall Sq)      Chelmsford                     Framingham
      Hingham                 Holliston                      Lexington
    Longmeadow                 Marlboro                       Medford
      Newton                 North Andover                   Norwood (2)
      Peabody                 Somerville                     Swampscott
      Taunton                  Waltham                        Wellesley
    West Peabody             West Roxbury                  West Springfield
                                Woburn


                         New Hampshire (3)
------------------------------------------------------------------------------
     Nashua                Manchester                         Salem


                          New Jersey (3)
------------------------------------------------------------------------------
     Hazlet                 Mt. Laurel                       Woodbridge


                          New York (4)
------------------------------------------------------------------------------
   Hauppauge                Melville                        Syosset
                            Westbury


                        Pennsylvania (4)
------------------------------------------------------------------------------
 Huntingdon Valley          Langhorne                      Philadelphia
                              Wayne


                         Rhode Island (2)
------------------------------------------------------------------------------
 East Providence                                             Warwick


                          Virginia (7)
------------------------------------------------------------------------------
 Alexandria               Centreville                        Herndon
  Manassas                Springfield                     Tysons Corner
                          Fair Lakes


                        Washington, DC (2)
-----------------------------------------------------------------------------
 Dupont Circle                                        Pennsylvania Avenue, NW

                      RESTAURANTS UNDER DEVELOPMENT
                                Location

                      Marlboro, MA             Mansfield, MA
                      Marlton, NJ              Beverly, MA
                      Bryn Mawr, PA            Plymouth Meeting, PA
                      Waltham, MA (Sal and Vinnie's Sicilian Steakhouse)

    The decor and interior design of the Company's restaurants are flexible and can be readily adapted to accommodate different types of locations. Restaurants have been opened both as freestanding structures and within existing buildings and are located in both urban and suburban areas.

    Through the course of the Company's expansion, management has determined that the optimal size for the Company's restaurants is approximately 5,700 square feet, with seating for approximately 160 customers. The average cost of opening a typical restaurant during 1997 was approximately $1.2 million, of which $650,000 is attributable to leasehold improvements, $450,000 is attributable to furniture, fixtures and equipment and $100,000 is attributable to preopening expenses.

    The Company intends to continue its strategy of adding restaurants through controlled growth in contiguous areas that can support multiple locations, with an emphasis on future expansion into selected Massachusetts and Pennsylvania markets. During fiscal year 1998, the Company anticipates opening five to six restaurants. So far in 1998, the Company has six Bertucci's restaurants and one Sal and Vinnie's restaurant under development.

    Expansion during fiscal year 1999 is expected to be at the level of four to five restaurants. The Company's expansion plans are based primarily on management's evaluation of market potential. The Company has not commissioned any independent, third-party evaluation of its expansion plans.

    All of the Bertucci's restaurants are operated by the Company and the Company currently has no plans to develop a franchise program.

MARKETING

    The Company focuses on the family and adult casual-dining market segments. To reach these segments, it targets its restaurant locations for areas with a median to high family income. Management believes that the Company's commitment to customer service and price value is the most effective approach to attracting customers. Accordingly, the Company historically has focused its resources on providing its customers with superior service and value and has relied primarily on word-of-mouth to attract new and repeat customers. Management believes that its strategy of locating multiple restaurants within a defined geographic area will enable newer restaurants to benefit from the name-recognition and reputation for quality developed by existing restaurants. The Company employs print and direct mail advertising and conducts local restaurant promotions. During fiscal year 1997, the Company's expenditures for advertising and marketing were approximately 3.3% of its revenues. The Company plans to increase its advertising expenditures in 1998 by utilizing a combination of local media vehicles such as television, radio, outdoor billboards and direct mail in most of its major markets.

RESTAURANT OPERATIONS AND MANAGEMENT

    The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. The Company maintains financial and accounting controls for each of its restaurants through use of centralized accounting and management information systems. Sales information is collected daily from each restaurant and restaurant managers are provided with weekly operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts, the balances of which are wire-transferred daily to the Company's principal operating account.

    Each new restaurant employee of the Company participates in a ten-day training program during which he or she works under the close supervision of a restaurant manager. Management strives to instill enthusiasm and dedication in its employees. Management regularly solicits employee suggestions concerning restaurant operations and strives to be responsive to employee concerns. A toll-free number is available for use by any employee who has a suggestion, comment, or complaint and management meets regularly with employees at each of the restaurants.

   Restaurant managers, many of whom are drawn from the Company's restaurant personnel, complete an eight-to-ten-week training program during which they are instructed in areas including food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance and employee relations. Restaurant managers are provided with operations manuals relating to food and beverage preparation and operation of restaurants.

    Management has made a conscious commitment to ensure customer service of the highest standards. Employees work toward the goal of 100% customer satisfaction and are empowered to address customers' needs with immediate attention and action. A toll-free Customer Comment Line is available to all customers, with a guaranteed response in 24 hours.

    Operations at the Company's restaurants are managed by eleven region managers, each of whom is responsible for supervising the operations of six to twelve restaurants. The region managers report directly to the Vice President-Operations. Region managers meet at least once a week with restaurant management to review operations and to resolve issues. Working with region and restaurant managers, the Company's executive management defines operations and performance objectives for each restaurant. An incentive plan has been established in which region and restaurant managers participate. Awards under the incentive plan are tied to achievement of specified operating targets.

    The staff for a typical Bertucci's restaurant consists of one general manager, two managers and approximately 40 to 60 hourly employees, most of whom are part-time personnel. The Company holds regular meetings of its restaurant managers that cover new products, continuing training and aspects of business management.

PURCHASING OPERATIONS

    Management believes in maintaining as much on-site preparation of food products at the restaurants as possible in order to ensure freshness and quality and to enhance the dining experience through the visual display of fresh ingredients. The Company negotiates directly with manufacturers, importers, brokers and wholesale suppliers of primary food ingredients and beverage products to ensure consistent quality and freshness of products in its restaurants and to obtain competitive pricing. Management believes that all essential food and beverage products are available from alternative, qualified suppliers.

COMPETITION

    The restaurant business is highly competitive and is affected by many factors, including general economic conditions, changes in consumer taste and spending habits and population and traffic patterns. The Company competes with a number of restaurants within its markets, both locally owned and units of regional or national chains. Many of the Company's competitors have greater financial resources and longer operating histories than the Company. The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high-quality, moderately-priced food in a full-service, distinctive dining environment.

GOVERNMENT REGULATION

    The Company's restaurants are subject to numerous federal, state and local laws affecting health, sanitation and safety standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor and/or beer and wine and each restaurant has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, inventory control, handling and storage. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect operations. However, each restaurant is operated in accordance with standardized procedures designed to ensure compliance with all applicable codes and regulations.

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

    The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. The Company is also subject to federal and state employment laws concerning such items as minimum wages, working conditions, overtime, tip credits, discrimination, harassment and immigration. The Company believes that it is in material compliance with each such law and that continued compliance will not significantly affect its restaurant operating costs.

SERVICE MARKS

    The Company has registered the names "Bertucci's," "Bertucci's Brick Oven Pizzeria" and "Sal and Vinnie's Sicilian Steakhouse" as service marks and trademarks with the United States Patent and Trademark Office. The Company is aware of names similar to that of the Company used by third parties in certain limited geographical areas. Such third-party use may prevent the Company from licensing the use of its mark for restaurants in such areas. Except for these areas, the Company is not aware of any infringing uses that could materially affect its business. The Company has filed applications with the United States Patent and Trademark Office to register "Food Does Not Lie" as a service mark and its olive design as a trademark and service mark. The Company intends to protect its service marks and trademarks by appropriate legal action whenever necessary.

EMPLOYEES

    As of February 13, 1998, the Company employed 4,685 persons, 58 of whom were corporate personnel, 307 of whom were region, restaurant, or trainee managers and 4,320 of whom were restaurant personnel.

    The Company considers its employee relations to be good. None of the Company's employees are covered by a collective-bargaining agreement.

ITEM 2: PROPERTIES

    At the end of fiscal year 1997, all of the Company's restaurants, except its locations in Westport, Connecticut, Columbia, Maryland, Peabody and Marlboro, Massachusetts and Wayne, Pennsylvania, were established in leased space. The Sal and Vinnie's restaurant located in Norwood, Massachusetts, is leased from the Company's President. Initial restaurant lease terms range from 2 years to 40 years. The majority of the leases provide for an option to renew for additional terms ranging from 5 years to 20 years. All of the Company's leases provide for a specified annual rental and most leases call for additional rents based on sales volumes exceeding specified levels. Generally, the leases are net leases that require the Company to pay all taxes, insurance and maintenance costs.

    In September 1993, the Company moved into its corporate headquarters in Wakefield, Massachusetts. The Company acquired a 60,000-square-foot office building in December 1992 and after renovations were completed, approximately 20,000 square feet of office and administrative space were created. Another 40,000 square feet of storage space is available and can be utilized as additional office space when needed.

ITEM 3: LEGAL PROCEEDINGS

    From time to time, lawsuits are filed against the Company in the ordinary course of business. The Company is not a party to any litigation that, in the judgment of management after consultation with counsel, is likely to have a material adverse effect on the Company or its business and the Company is not aware that any such litigation is threatened.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 27, 1997.

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

YEAR              FISCAL QUARTER ENDED              HIGH        LOW
---------  -------------------------------------  ---------  ---------
1996.....  April 20, 1996                           6.000      4.500
           July 13, 1996                            7.250      4.875
           October 5, 1996                          5.375      4.250
           December 28, 1996                        6.125      4.500


1997.....  April 19, 1997                           6.625      5.000
           July 12, 1997                            7.063      5.125
           October 4, 1997                          7.000      5.375
           December 27, 1997                        6.813      5.750

1998.....  Through March 5, 1998                    7.750      6.000


    As of March 5, 1998, there were approximately 3,800 beneficial owners and 693 holders of record of the Company's Common Stock.

    The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain all earnings for use in the operation and expansion of its business. The payment of any future dividends will be determined in light of the then-current conditions, including the Company's earnings, financial condition and requirements, restrictions in financing agreements and other factors.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The data for fiscal years ended 1993 through 1997 are derived from audited financial statements of the Company. Selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

                                                                   FISCAL YEARS ENDED
                                          --------------------------------------------------------------------
                                          DECEMBER 25,  DECEMBER 31,  DECEMBER 30,  DECEMBER 28,  DECEMBER 27,
                                              1993          1994          1995          1996          1997
                                           (52 WEEKS)    (53 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                          ------------  ------------  ------------  ------------  ------------
INCOME STATEMENT DATA:
NET SALES                                  $   74,625    $  102,797    $  120,260    $  128,044    $  136,720
COST AND EXPENSES:
  Cost of sales                                19,368        26,039        31,060        32,484        34,102
  Operating expenses                           33,778        48,804        60,673        65,986        71,652
  General and administrative expenses           4,918         6,566         8,239         7,720         8,828
  Depreciation and amortization                 4,840         7,327         9,083         8,781         8,626
  Taxes other than income                       3,530         5,106         6,268         6,633         6,990
  Restaurant closing expense                   --            --             5,336        --            --
                                          ------------  ------------  ------------  ------------  ------------
    Total costs and expenses                   66,434        93,842       120,659       121,604       130,198
                                          ------------  ------------  ------------  ------------  ------------
    Operating income (loss)                     8,191         8,955          (399)        6,440         6,522
INTEREST EXPENSE, net                              82           155         1,253         1,297         1,037
INTEREST INCOME                                   657            33            21            15            32
                                          ------------  ------------  ------------  ------------  ------------
  Income (loss) before income tax
    expense (benefit)                           8,766         8,833        (1,631)        5,158         5,517
INCOME TAX EXPENSE (BENEFIT)                    3,127         3,223          (745)        1,933         2,009
                                          ------------  ------------  ------------  ------------  ------------
  Net income (loss)                        $    5,639    $    5,610    $     (886)   $    3,225    $    3,508
                                          ------------  ------------  ------------  ------------  ------------
                                          ------------  ------------  ------------  ------------  ------------
EARNINGS (LOSS) PER COMMON
  SHARE--BASIC                             $     0.66    $     0.64    $    (0.10)   $     0.37    $     0.40
                                          ------------  ------------  ------------  ------------  ------------
                                          ------------  ------------  ------------  ------------  ------------
EARNINGS (LOSS) PER COMMON
  SHARE--DILUTED                           $     0.63    $     0.63    $    (0.10)   $     0.36    $     0.39
                                          ------------  ------------  ------------  ------------  ------------
                                          ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
WORKING CAPITAL (DEFICIT)                  $   (3,973)   $   (5,738)   $   (5,258)   $   (2,857)   $   (3,740)
TOTAL ASSETS                                   70,181        93,114        98,938       102,528       105,516
LONG-TERM DEBT, INCLUDING CURRENT
  PORTION                                      --            14,000        19,438        18,438        13,500
SHAREHOLDERS' EQUITY                           58,804        64,846        64,092        67,538        71,371

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:

                                                                                    FISCAL YEARS ENDED
                                                                     -------------------------------------------------
                                                                      DECEMBER 30,     DECEMBER 28,     DECEMBER 27,
                                                                          1995             1996             1997
                                                                       (52 WEEKS)       (52 WEEKS)       (52 WEEKS)
                                                                     ---------------  ---------------  ---------------
INCOME STATEMENT DATA:
NET SALES                                                                   100.0%           100.0%           100.0%
                                                                            -----            -----            -----
COST AND EXPENSES:
  Cost of sales                                                              25.8             25.4             24.9
  Operating expenses                                                         50.4             51.5             52.4
  General and administrative expenses                                         6.9              6.0              6.5
  Depreciation and amortization                                               7.6              6.9              6.3
  Taxes other than income                                                     5.2              5.2              5.1
  Restaurant closing expense                                                  4.4               --               --
                                                                            -----            -----            -----
    Total costs and expenses                                                100.3             95.0             95.2
                                                                            -----            -----            -----
    Operating income (loss)                                                  (0.3)             5.0              4.8
INTEREST EXPENSE, net                                                         1.0              1.0              0.8
INTEREST INCOME                                                                --               --               --
                                                                            -----            -----            -----
  Income (loss) before income tax expense (benefit)                          (1.3)             4.0              4.0
INCOME TAX EXPENSE (BENEFIT)                                                 (0.6)             1.5              1.5
                                                                            -----            -----            -----
  Net income (loss)                                                          (0.7)%            2.5%             2.5%
                                                                            -----            -----            -----
                                                                            -----            -----            -----
RESTAURANT OPERATING DATA:
Average sales per restaurant open for full period                       $   1,673        $   1,671        $   1,712
Percentage change in average sales per restaurant open for full
  period                                                                     (8.4)%           (0.1)%            2.5%
Percentage change in comparable restaurant sales                             (2.0)%            1.0%             2.5%

Number of restaurants:
  Restaurants open at beginning of period                                      67               76               80
    Restaurants opened                                                          9                7                5
    Restaurants closed                                                         --               (3)              --
                                                                            -----            -----            -----
  Total restaurants open at end of period                                      76               80               85
                                                                            -----            -----            -----
                                                                            -----            -----            -----

FISCAL YEAR 1997 VERSUS FISCAL YEAR 1996

    Net sales increased $8.7 million, or 6.8%, to $136.7 million in fiscal year 1997, from $128.0 million in fiscal year 1996. Most of the increase was attributed to five new restaurants that opened in fiscal year 1997 and seven new restaurants that were opened in fiscal year 1996. Comparable restaurant sales for locations opened prior to 1996 increased 2.5% from fiscal 1996 to fiscal 1997. Menu price increases averaged about 1.9% during the periods under comparison. Average sales per restaurant open for both periods increased 2.5% to $1.71 million, from $1.67 million the previous year.

    Cost of sales, primarily food and beverages, increased from $32.5 million in fiscal year 1996 to $34.1 million in fiscal year 1997 and decreased as a percentage of revenues from 25.4% in fiscal year 1996 to 24.9% in fiscal year 1997. The decrease was the result of lower costs paid for cheese, chicken and flour.

    Operating expenses increased from $66.0 million in fiscal year 1996 to $71.7 million in fiscal year 1997 and increased as a percentage of sales from 51.5% in fiscal year 1996 to 52.4% in fiscal year 1997. The increase was attributable to increases in payroll and advertising costs over the 1996 fiscal year.

    General and administrative expenses increased from $7.7 million in fiscal year 1996 to $8.8 million in fiscal year 1997 and increased as a percentage of sales from 6.0% in fiscal year 1996 to 6.5% in 1997. The increase primarily came from higher payroll, training and recruitment costs.

    Depreciation and amortization expense decreased from $8.8 million in fiscal year 1996 to $8.6 million in fiscal year 1997, a decrease, as a percentage of sales, from 6.9% in 1996 to 6.3% in 1997. This decrease was attributable to a reduction in amortization costs on new restaurant openings.

    Taxes, other than income taxes, increased from $6.6 million in fiscal year 1996 to 7.0 million in fiscal year 1997 and decreased as a percentage of net sales from 5.2% to 5.1% in the 1997 fiscal year.

    Interest expense decreased from $1.3 million in fiscal year 1996 to $1.0 million in fiscal year 1997. The decrease came from the lower amount of bank borrowings during the 1997 fiscal year.

    The effective income tax rate decreased from 37.5% for the 1996 fiscal year to 36.4% for the 1997 fiscal year.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on product purchases as well as products sold by the Company. While there can be no assurance that all problems arising from the year 2000 will be identified and resolved satisfactorily prior to the end of 1999, the Company presently believes that the year 2000 problem will not pose significant operational problems for the Company or have a material effect on future results of operations.

FISCAL YEAR 1996 VERSUS FISCAL YEAR 1995

    Net sales increased $7.8 million, or 6.5%, to $128.0 million in fiscal year 1996, from $120.3 million in fiscal year 1995. Most of the increase was attributed to seven new restaurants that were opened in fiscal year 1996 and nine new restaurants that were opened in fiscal year 1995. Comparable restaurant sales increased 1.0% for the fifty-two week period. Menu price increases averaged about 2.2% during the periods under comparison. Average sales per restaurant open for the full period remained at $1.67 million for the 1996 fiscal year.

    Cost of sales, primarily food and beverages, increased from $31.1 million in fiscal year 1995 to $32.5 million in fiscal year 1996 and decreased as a percentage of revenues from 25.8% in fiscal year 1995 to 25.4% in fiscal year 1996. Through more efficient operations and pricing, the Company was able to control the higher costs of flour, cheese and chicken during the 1996 fiscal year.

    Operating expenses increased from $60.7 million in fiscal year 1995 to $66.0 million fiscal year 1996 and increased as a percentage of sales from 50.4% in fiscal year 1995 to 51.5% in fiscal year 1996. The increase was the result of a $1.2 million increase in advertising costs during fiscal 1996. Labor costs increased slightly, but were offset by lower costs for insurance.

    General and administrative expenses decreased from $8.2 million in fiscal year 1995 to $7.7 million in fiscal year 1996 and decreased as a percentage of sales from 6.9% in fiscal year 1995 to 6.0% in 1996. This decrease was the result of attrition at the corporate level, reduction in training costs associated with new restaurant openings and a reduction of in-house marketing costs.

    Depreciation and amortization expense was $9.1 million in fiscal year 1995 and $8.8 million in fiscal year 1996, a decrease, as a percentage of net sales, from 7.6% in fiscal year 1995 to 6.9% in fiscal year 1996. This decrease was attributable to a reduction in amortization costs on new restaurant openings.

    Taxes, other than income taxes, increased from $6.3 million in fiscal year 1995 to $6.6 million in fiscal year 1996 and was 5.2% of net sales for both the 1995 and 1996 periods.

    Restaurant-closing expenses of $5.3 million in fiscal year 1995 were associated with the closing of three restaurants, which occurred at the close of business on February 22, 1996. The expense consisted of $3.8 million for the disposal of fixed assets, $1.0 million for the liabilities associated with the termination of leases and $500,000 for legal and other related closing costs. At December 28, 1996, $45,000 of this reserve remained. This reserve was adequate to cover any remaining costs associated with the three restaurant closings.

    Interest expense remained constant at $1.3 million for both the 1995 and 1996 fiscal years.

    For fiscal year 1995, the Company incurred a tax benefit of $745,000 due to the closing of the three restaurants. The effective income tax rate for 1996 was 37.5%.

LIQUIDITY AND SOURCES OF CAPITAL

    To date, the Company has financed its expansion from operations, bank borrowings and the private placement and public offering of equity securities. The Company does not have significant receivables or inventory. The Company receives trade credit based upon negotiated terms for purchasing food and supplies.

    The Company has a bank line of credit, refinanced in November 1997, in effect until November 30, 2002, under which it may borrow up to $22.5 million. The Company pays a commitment fee to the bank and interest is calculated using LIBOR plus an applicable LIBOR margin. The applicable LIBOR margin and the applicable commitment fee rate for any fiscal quarter shall be determined at the end of the previous fiscal quarter based on the ratio of Consolidated Total Funded Debt to Consolidated EBITDA. Based on the determination of the aforementioned ratio, the Company will pay between .50% and 1.25% as a LIBOR margin and between .125% and .250% as an applicable commitment fee rate. There are no compensating-balance arrangements or legal restrictions as to the withdrawal of these funds. At December 28, 1996 and December 27, 1997, the amounts outstanding under this line of credit were $18.4 million and $13.5 million, respectively.

    During fiscal years 1995, 1996 and 1997, the Company's investment in property and equipment was $14.3 million, $9.5 million and $8.0 million, respectively. The investments were funded with cash provided by operations and with the proceeds of financing activities. During the fiscal years 1995, 1996 and 1997, the Company generated net cash, from continuing operations, of $10.7 million, $14.1 million and $14.7 million, respectively. During fiscal years 1995, 1996 and 1997, the Company received cash from financing activities of $5.5 million, $(0.8) million and $(4.6) million, respectively.

    The Company expects to open five to six restaurants in fiscal year 1998 and four to five restaurants in fiscal year 1999. The Company expects to expend approximately $9.0 million to $9.5 million in fiscal year 1998 and approximately $7.5 million in fiscal year 1999 to finance planned expansion. The Company believes that it will have sufficient working capital and bank borrowings to finance its expansion plans through the end of fiscal year 1999.

RECENT DEVELOPMENT

    As described in Part I, Item 1, under "Business--Recent Development," the Company has agreed to be acquired in the Merger. The Merger will be financed by a combination of new senior and subordinated credit facilities obtained by Ten Ideas and secured by the Company's assets.

IMPACT OF INFLATION

    The impact of inflation on food, labor and occupancy costs can affect the Company's operations significantly. Many of the Company's employees are paid hourly rates related to the federal minimum wage, which was increased in fiscal year 1997. Food costs have been essentially stable during fiscal 1997. Building costs, taxes, maintenance and insurance costs all have an impact on the Company's occupancy costs, which continued to increase during the period. Management believes that the current practice of maintaining adequate operating margins through a combination of menu price-increases and cost-controls, careful evaluation of property and equipment needs and efficient purchasing practices is its most effective tool for coping with inflation.

SEASONALITY

    The Company's results of operations have not been materially affected by seasonality.

FORWARD-LOOKING INFORMATION

    Information in the Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to, the Company's management. When used in the Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, shifts in consumer demand, the costs of products and services, general economic conditions and the acts of third parties, as well as other factors described in the Form 10-K and, from time to time, in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Public Accountants                             14

Consolidated Balance Sheets as of December 28, 1996, and
  December 27, 1997                                                  15

Consolidated Statements of Operations for the years
  ended December 30, 1995, December 28, 1996, and
  December 27, 1997                                                  16

Consolidated Statements of Shareholders' Equity for the
  years ended December 30, 1995, December 28, 1996, and
  December 27, 1997                                                  17

Consolidated Statements of Cash Flows for the years
  ended December 30, 1995, December 28, 1996, and
  December 27, 1997                                                  18

Notes to Consolidated Financial Statements                           19


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bertucci's, Inc.:

    We have audited the accompanying consolidated balance sheets of Bertucci's, Inc. (a Massachusetts corporation) and subsidiaries as of December 28, 1996 and December 27, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bertucci's, Inc. and subsidiaries as of December 28, 1996 and December 27, 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 27, 1997, in accordance with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 12, 1998

                       BERTUCCI'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                         FISCAL YEARS ENDED
                                                                                   ------------------------------
                                                                                    DECEMBER 28,    DECEMBER 27,
                                                                                        1996            1997
                                                                                   --------------  --------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $    4,265,596  $    5,755,306
  Inventories                                                                           1,048,361       1,221,698
  Accounts receivable                                                                     179,280         241,547
  Note receivable                                                                          76,455           4,057
  Other receivables                                                                      --               831,756
  Prepaid expenses and other current assets                                               474,641         678,799
  Deferred preopening costs                                                               510,082         433,706
  Prepaid taxes                                                                         1,026,685       1,103,661
                                                                                   --------------  --------------
    Total current assets                                                                7,581,100      10,270,530
                                                                                   --------------  --------------

PROPERTY AND EQUIPMENT, at cost:
  Land                                                                                  2,902,012       2,902,012
  Buildings and improvements                                                           10,359,565      10,474,081
  Leasehold improvements                                                               72,416,258      76,044,989
  Machinery and equipment                                                              35,673,484      39,971,654
  Construction in progress                                                                250,238         222,555
                                                                                   --------------  --------------
                                                                                      121,601,557     129,615,291
  Less--Accumulated depreciation                                                       29,704,655      38,089,819
                                                                                   --------------  --------------
  Net property and equipment                                                           91,896,902      91,525,472
  PREPAID TAXES                                                                         1,274,686       1,865,003
  OTHER ASSETS                                                                          1,775,741       1,855,188
                                                                                   --------------  --------------
                                                                                   $  102,528,429  $  105,516,193
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable-current                                                            $       25,000  $       25,000
  Accounts payable                                                                      4,179,347       5,982,594
  Accrued expenses                                                                      1,077,565       2,384,181
  Accrued payroll and employee benefits                                                 3,297,703       3,738,477
  Accrued taxes                                                                         1,858,788       1,880,364
                                                                                   --------------  --------------
    Total current liabilities                                                          10,438,403      14,010,616
DEFERRED RENT                                                                           6,064,085       6,609,921
NOTES PAYABLE                                                                              50,000          25,000
LONG-TERM DEBT                                                                         18,437,500      13,500,000
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value--Authorized--200,000 shares, none issued                     --              --
  Common stock, $.005 par value--Authorized--15,000,000 shares
  Issued and outstanding--8,790,428 shares at December 28, 1996 and 8,896,016
    shares at December 27, 1997                                                            43,952          44,480
  Additional paid-in capital                                                           44,841,296      45,165,440
  Retained earnings                                                                    22,653,193      26,160,736
                                                                                   --------------  --------------
     Total shareholders' equity                                                        67,538,441      71,370,656
                                                                                   --------------  --------------
                                                                                   $  102,528,429  $  105,516,193
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BERTUCCI'S, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FISCAL YEARS ENDED
                                                                  ----------------------------------------------
                                                                   DECEMBER 30,    DECEMBER 28,    DECEMBER 27,
                                                                       1995            1996            1997
                                                                  --------------  --------------  --------------

NET SALES                                                         $  120,259,850  $  128,044,405  $  136,719,498
                                                                  --------------  --------------  --------------
COST AND EXPENSES:
  Cost of sales                                                       31,059,985      32,484,063      34,100,501
  Operating expenses                                                  60,672,341      65,986,007      71,652,188
  General and administrative expenses                                  8,239,250       7,719,582       8,828,601
  Depreciation and amortization                                        9,083,381       8,781,155       8,625,607
  Taxes other than income                                              6,267,958       6,632,779       6,990,344
  Restaurant closing expense                                           5,336,000              --              --
                                                                  --------------  --------------  --------------
    Total costs and expenses                                         120,658,915     121,603,586     130,197,241
                                                                  --------------  --------------  --------------
    Operating income (loss)                                             (399,065)      6,440,819       6,522,257
INTEREST EXPENSE, net                                                  1,253,241       1,297,700       1,037,273
INTEREST INCOME                                                           21,464          14,809          32,059
                                                                  --------------  --------------  --------------
    Income (loss) before income tax expense (benefit)                 (1,630,842)      5,157,928       5,517,043
INCOME TAX EXPENSE (BENEFIT)                                            (744,893)      1,933,101       2,009,500
                                                                  --------------  --------------  --------------
    Net income (loss)                                             $     (885,949) $    3,224,827  $    3,507,543
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

WEIGHTED AVERAGE SHARES OUTSTANDING

  BASIC                                                                8,728,442       8,790,428       8,807,940
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  DILUTED                                                              8,728,442       8,853,745       8,899,944
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
EARNINGS (LOSS) PER COMMON SHARE
  BASIC                                                           $        (0.10) $         0.37  $         0.40
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  DILUTED                                                         $        (0.10) $         0.36  $         0.39
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        BERTUCCI'S INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                              Common Stock
                                     --------------------------------       Additional                               Total
                                       Number of           $0.005             Paid-In           Retained         Shareholders'
                                         Shares           Par Value           Capital           Earnings             Equity
                                     -------------      -------------      -------------      -------------      -------------
BALANCE, December 31, 1994             8,710,943           $43,555          $44,488,415        $20,314,315        $64,846,285
  Exercise of options                      3,000                15               10,538                 --             10,553
  Issuance of stock                       14,499                72              120,979                 --            121,051
  Net loss                                    --                --                   --           (885,949)          (885,949)
                                     -------------      -------------      -------------      -------------      -------------

BALANCE, December 30, 1995             8,728,442            43,642           44,619,932         19,428,366         64,091,940
  Exercise of options                     37,500               187               98,892                 --             99,079
  Issuance of stock                       24,486               123              122,472                 --            122,595
  Net income                                  --                --                   --          3,224,827          3,224,827
                                     -------------      -------------      -------------      -------------      -------------

BALANCE, December 28, 1996             8,790,428            43,952           44,841,296         22,653,193         67,538,441
  Exercise of options                     76,750               384              193,993                 --            194,377
  Issuance of stock                       28,838               144              130,151                 --            130,295
  Net income                                  --                --                   --          3,507,543          3,507,543
                                     -------------      -------------      -------------      -------------      -------------

BALANCE, December 27, 1997             8,896,016           $44,480          $45,165,440        $26,160,736        $71,370,656
                                     -------------      -------------      -------------      -------------      -------------
                                     -------------      -------------      -------------      -------------      -------------


  The accompanying notes are an integral part of these consolidated financial statements.

                       BERTUCCI'S, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FISCAL YEARS ENDED
                                                                       ------------------------------------------
                                                                       DECEMBER 30,   DECEMBER 28,   DECEMBER 27,
                                                                           1995           1996           1997
                                                                       -------------  -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $    (885,949) $   3,224,827   $3,507,543
  Adjustments to reconcile net income (loss) to net cash provided by operating activities--
    Depreciation and amortization                                           9,277,795      9,073,727    8,950,291
   Loss on restaurant closing                                               5,336,000       --             --
   Increase in inventories                                                   (172,197)       (97,796)    (173,337)
   Decrease (increase) in prepaid expenses and other current assets,
   accounts receivable, notes receivable, and other assets                    125,622         (2,798)    (989,252)
   Increase (decrease) in accounts payable                                 (1,427,603)       (63,976)   1,803,247
   Increase in accrued expenses and deferred rent                           2,134,647        229,624    2,293,226
   Increase (decrease) in accrued, deferred and prepaid taxes              (3,649,742)     1,701,681     (645,717)
                                                                         -------------  -------------  ------------
     Net cash provided by operating activities                             10,738,573     14,065,289   14,746,001
                                                                         -------------  -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to preopening costs                                             (1,332,814)      (918,553)    (488,751)
 Additions to property and equipment                                      (14,308,842)    (9,461,931)  (8,013,734)
 Purchases of liquor licenses                                                  (7,000)      --           (115,978)
                                                                         -------------  -------------  ------------
     Net cash used in investing activities                                (15,648,656)   (10,380,484)  (8,618,463)
                                                                         -------------  -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                     121,051        122,595      130,295
 Exercise of stock options                                                     10,553         99,079      194,377
 Proceeds from debt                                                         5,437,500       --             --
 Paydown of debt                                                             --           (1,000,000)  (4,937,500)
 Decrease in notes payable                                                    (25,000)       (25,000)     (25,000)
                                                                        -------------  -------------  ------------
 Net cash provided by (used in) financing activities                        5,544,104       (803,326)  (4,637,828)
                                                                        -------------  -------------  ------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                  634,021      2,881,479    1,489,710
CASH AND CASH EQUIVALENTS, beginning of year                                  750,096      1,384,117    4,265,596
                                                                        -------------  -------------  ------------
CASH AND CASH EQUIVALENTS, end of year                                  $   1,384,117  $   4,265,596   $5,755,306
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for---
  Interest, net of amount capitalized                                  $   1,154,376  $   1,357,786   $1,140,994
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
  Income taxes                                                         $   2,329,311  $     340,104   $2,943,547
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------

    The accompanying notes are an integral part of these consolidated financial statements.

                       BERTUCCI'S, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 27, 1997

(1) ORGANIZATION AND OPERATION

    Bertucci's, Inc. is a holding company for four wholly owned subsidiaries, Bertucci's Restaurant Corp. (Bertucci's), Bertucci's Securities Corp., Berestco, Inc. and Sal and Vinnie's Sicilian Steakhouse, Inc. (collectively, the Company). Bertucci's, Inc. provides managerial, financial and other services to Bertucci's and assists in its daily operations. Bertucci's Securities Corp. holds all of the Company's short-term investments. Berestco, Inc. is a real estate holding company for the corporate headquarters in Wakefield, Massachusetts.

    Bertucci's operates 84 restaurants that feature original recipe gourmet pizza prepared in brick ovens and other Italian-style foods. The restaurants are located in Connecticut, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Washington, DC. In addition, the Company also operates Sal & Vinnie's Sicilian Steakhouse, which was opened in the first quarter of 1997, in Norwood, MA.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Bertucci's, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash equivalents are highly liquid securities with an original maturity of not more than 90 days.

INVENTORIES

    Inventories consist of supplies and food and are carried at the lower of first-in, first-out cost or market value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Long-term debt bears interest at a variable market rate; therefore, the carrying amount approximates fair value.

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

CAPITALIZED INTEREST

    Interest was capitalized on major capital expenditures on funds borrowed during the period of construction. Total interest costs incurred and amounts capitalized were as follows:

                                                                                   FISCAL YEARS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 30,  DECEMBER 28,  DECEMBER 27,
                                                                            1995          1996          1997
                                                                        ------------  ------------  ------------

Total interest costs                                                     $1,389,142    $1,365,545    $1,098,301
Interest capitalized                                                       (135,901)      (67,845)      (61,028)
                                                                        ------------  ------------  ------------
Interest expense, net                                                    $1,253,241    $1,297,700    $1,037,273
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

                       BERTUCCI'S, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  DECEMBER 27, 1997


STOCK-BASED COMPENSATION

    Effective December 31, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

LONG-LIVED ASSETS

    In 1996, the Company adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company's long-lived assets consist primarily of real estate and leasehold improvements related to its restaurant operations. SFAS No. 121 requires management to consider whether long-lived assets have been impaired by comparing gross future cash flows expected to be generated from utilizing these assets to their carrying amounts. If cash flows are not sufficient to recover the carrying amount of the assets, an impairment has occurred and the assets should be written down to their fair market value. Significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity are required to be made by management in order to test for impairment under this standard. Based on current facts, estimates and assumptions, management believes that no assets are impaired under this standard. There is no assurance that management's estimates and assumptions will prove correct.

FISCAL YEAR

    The Company's fiscal year is the 52- or 53-week period ended on the Saturday closest to December 31. References to 1995, 1996 and 1997, are for the 52-week periods ended December 30, 1995, December 28, 1996 and December 27, 1997, respectively.

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

EARNINGS PER COMMON SHARE

    During 1997, the Company adopted the provisions of SFAS No. 128, EARNINGS PER SHARE, which is effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires replacement of primary earnings per share (EPS) with basic EPS, which is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required.

RECLASSIFICATIONS

    Certain prior-year amounts have been reclassified to confirm with the current year's presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued two new statements in June 1997. SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. Both statements are effective for fiscal years beginning after December 15, 1997.

                       BERTUCCI'S, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  DECEMBER 27, 1997


(3) STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

    Under the 1987 Incentive Stock Option Plan, the Company may grant stock options for the purchase of up to 775,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of the grant. The plan provides for options to be exercisable in four annual installments. All options must be exercised within 10 years of the date of grant. At December 27, 1997, 478,050 of these options were outstanding.

    In 1989, the Board of Directors of the Company approved the issuance of 150,000 shares of time-accelerated restricted stock options to members of senior management. These options are fully vested and exercisable through November, 1999. Options are exercisable at a price equal to the fair market value of the common stock on the date of the grant. At December 27, 1997, 43,000 of these options were outstanding.

    On March 25, 1992, the Board of Directors approved an Employee Stock Purchase Plan permitting eligible employees to purchase common stock semi annually on June 30 and December 31, through payroll deductions of up to 8% of each participating employee's compensation, at 85% of the average trading price during the six-month period, but not less than specified minimums. At December 26, 1992, 100,000 shares were reserved for the plan. At December 27, 1997, 14,000 of these options were outstanding.

    In July 1993, the Board of Directors of the Company established the 1993 Stock Option Plan for Non-Employee Directors. Under this plan, the Company may grant stock options for the purchase of up to 75,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of the grant. Each director is entitled to receive options to purchase 3,000 shares of Common Stock of the Company per year. At December 27, 1997, 32,000 of these options were outstanding.

    In 1997, the Company amended the 1993 Stock Option Plan for Non-Employee Directors pursuant to which the number of shares reserved for issuance will be increased from 75,000 shares of Common Stock to 155,000 shares of Common Stock. Also, in 1997, the Company amended and restated the 1992 Stock Purchase Plan pursuant to which the number of shares reserved for issuance will be increased from 100,000 of Common Stock to 200,000 shares of Common Stock and the term of the plan will be extended indefinitely.

    In 1997, the Company adopted the 1997 Stock Option Plan that provides for the grant of incentive options and non- qualified options for the purchase of an aggregate of 250,000 shares of the Company's Common Stock by the employees of the Company. The exercise price for options granted under the 1997 Plan shall be the mean between the high and low sales prices of the Company's common stock on the NASDAQ exchange on the date of the grant for the immediately preceding business day. Options granted under the 1997 Plan shall not be exercisable before the first anniversary of the date of grant. At December 27, 1997, 14,000 of these options were outstanding. No option shall be exercisable after ten years from the date on which it was granted.

                      BERTUCCI'S INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              DECEMBER 27, 1997


(3) STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

    The following table summarizes the Company's option transactions for the three years ended December 27, 1997:

                                                                     EXERCISABLE
                                                               ----------------------
                                       WEIGHTED-                            WEIGHTED-
                                    SHARES SUBJECT    AVERAGE                AVERAGE
                                      TO OPTIONS       PRICE      SHARES      PRICE
                                   --------------  -----------  ---------  -----------

Outstanding at December 31, 1994        517,400    $    7.79     294,150   $    5.76
  Granted                               237,000         4.88
  Exercised                              (3,000)       (1.17)
  Forfeited                            (197,000)      (12.70)
                                  --------------  -----------

Outstanding at December 30, 1995        554,400         4.97     356,475   $    5.48
  Granted                                24,000         5.66
  Exercised                             (37,500)       (1.33)
  Forfeited                             (23,500)       (4.88)
                                  --------------  -----------

Outstanding at December 28, 1996        517,400         5.27     378,200   $    5.43
  Granted                               195,500         5.49
  Exercised                             (76,750)       (2.07)
  Forfeited                             (69,100)       (9.26)
                                  --------------  -----------

Outstanding at December 27, 1997        567,050    $    5.30     294,350   $    5.30
                                  --------------  -----------
                                  --------------  -----------

    The following table summarizes information as of December 27, 1997, concerning outstanding and exercisable options:

                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
-------------------------------------------------------------  ------------------------
                                  WEIGHTED-        WEIGHTED-                 WEIGHTED-
   RANGE OF                        AVERAGE          AVERAGE                   AVERAGE
   EXERCISE       NUMBER          REMAINING        EXERCISE      NUMBER      EXERCISE
    PRICES      OUTSTANDING   CONTRACTUAL LIFE       PRICE     EXERCISABLE     PRICE
--------------  -----------  -------------------  -----------  -----------  -----------

$1.00-2.00          43,000             1.30        $    1.33       43,000    $    1.33
$4.00-6.00         394,550             8.60        $    5.16      121,850    $    4.87
$6.00-8.00         127,000             3.90        $    6.79      127,000    $    6.79
$15.00-19.00         2,500             4.90        $   18.50        2,500    $   18.50
                -----------                                    -----------  -----------
                   567,050                                        294,350    $    5.30

    The Company accounts for stock option and stock purchase plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized since options are granted with exercise prices equal to the fair market value of the common stock at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net income (loss) and earnings (loss) per common share for the years ended December 30, 1995, December 28, 1996 and December 27, 1997 would have been as follows:

                      BERTUCCI'S INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              DECEMBER 27, 1997


(3) STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

                                1995           1996          1997
                            -------------  ------------  ------------

Net income (loss)
  As reported               $    (885,949) $  3,224,827  $  3,507,543
  Pro forma                 $  (1,096,693) $  2,953,734  $  3,442,776

Earnings (loss) per share
  As Reported
    Basic                   $        (.10) $       0.37  $       0.40
    Diluted                 $        (.10) $       0.36  $       0.39

  Pro.forma
    Basic                   $        (.13) $       0.34  $       0.39
    Diluted                 $        (.13) $       0.33  $       0.39

    Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may be greater as additional options are granted. The weighted-average fair value of the options granted in 1996 and 1997 were $4.53 and $5.49 respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995, 1996 and 1997:

                               1995       1996       1997
                             ---------  ---------  ---------
Expected volatility          68%        68%        53%
Risk-free interest rate      6.35%      6.36%      6.36%
Expected life                9 years    10 years   10 years
Expected dividend yield      0%         0%         0%

(4) LINE OF CREDIT

    The Company has a bank line of credit, refinanced in November 1997, in effect until November 30, 2002, under which it may borrow up to $22.5 million. The Company pays a commitment fee to the bank and interest is calculated using LIBOR plus an applicable LIBOR margin. The applicable LIBOR margin and the applicable commitment fee rate for any fiscal quarter shall be determined as of the end of the previous fiscal quarter based on the ratio of consolidated total funded debt to consolidated EBITDA. Based on the determination of the aforementioned ratio, the Company will pay between .50% and 1.25% as a LIBOR Margin and between .125% and .250% as an applicable commitment fee rate. There are no compensating balance arrangements or legal restrictions as to the withdrawal of these funds. At December 28, 1996 and December 27, 1997 the amounts outstanding under this line of credit were $18.4 million and $13.5 million, respectively, and the interest rates were 6.75% and 6.79%.

                      BERTUCCI'S INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              DECEMBER 27, 1997


(5) INCOME TAXES

    The components of the provision (benefit) for income taxes were as follows:

                                                           FISCAL YEARS ENDED
                                                ----------------------------------------
                                                DECEMBER 30,  DECEMBER 28,  DECEMBER 27,
                                                    1995          1996          1997
                                                ------------  ------------  ------------
Current:
  Federal                                        $1,635,906    $  507,107    $1,888,928
  State                                             731,922       325,210       793,380
                                                ------------  ------------  ------------
                                                  2,367,828       832,317     2,682,308
                                                ------------  ------------  ------------

Deferred:
  Federal                                        (2,346,138)      829,655      (507,092)
  State                                            (766,583)      271,129      (165,716)
                                                ------------  ------------  ------------
                                                 (3,112,721)    1,100,784      (672,808)
                                                ------------  ------------  ------------
    Total provision (benefit) for income taxes   $ (744,893)   $1,933,101    $2,009,500
                                                ------------  ------------  ------------
                                                ------------  ------------  ------------

    A reconciliation of the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

                                                                            FISCAL YEARS ENDED
                                                                 ----------------------------------------
                                                                 DECEMBER 30,  DECEMBER 28,  DECEMBER 27,
                                                                     1995          1996          1997
                                                                 ------------  ------------  ------------
Income tax expense (benefit) computed at federal statutory rate   $ (554,486)   $1,753,695    $1,875,795
State taxes, net of federal benefit                                  (22,876)      393,584       364,125
FICA tax credit                                                     (333,792)     (353,760)     (297,000)
Other                                                                166,261       139,582        66,580
                                                                 ------------  ------------  ------------
Income tax provision (benefit)                                    $ (744,893)   $1,933,101    $2,009,500
                                                                 ------------  ------------  ------------
                                                                 ------------  ------------  ------------

                             BERTUCCI'S, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    DECEMBER 27, 1997


    Significant items giving rise to deferred tax assets and deferred tax liabilities at December 28, 1996 and December 27, 1997 are as follows:

                                        FISCAL YEARS ENDED
                                    --------------------------
                                    DECEMBER 28,  DECEMBER 27,
                                        1996          1997
                                    ------------  ------------
Deferred Tax Assets:
  Deferred rent                      $2,462,019    $2,683,628
  Accrued workers' compensation         705,331       705,331
  Accrued vacation                      202,793       230,481
  Accrued restaurant closing costs       18,270            --
  Other                                 311,307       346,686
                                    ------------  ------------
                                     $3,699,720    $3,966,126
                                    ------------  ------------
                                    ------------  ------------

Deferred Tax Liabilities:
  Deferred state taxes               $       --    $   56,349
  Preopening costs                      206,280       178,837
  Property and equipment              1,082,806       632,871
  Other                                 109,263       138,565
                                    ------------  ------------
                                     $1,398,349    $  950,273
                                    ------------  ------------
                                    ------------  ------------

(6) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company has entered into numerous operating lease arrangements, primarily for its restaurants, with initial terms ranging from 2 to 40 years. Many of these leases contain renewal options ranging from 5 to 20 years.

    The minimum rental commitments under all noncancelable operating leases as of December 27, 1997 are as follows:

          YEAR           AMOUNT
    ---------------  --------------
          1998        $  10,889,170
          1999           10,602,282
          2000           10,179,670
          2001           10,278,866
          2002            9,679,007
       Thereafter        56,372,316
                      -------------
         Total        $ 108,001,311
                      -------------
                      -------------

                             BERTUCCI'S, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    DECEMBER 27, 1997


    Deferred rent liability, including current portion, was approximately $6,161,000 and $6,732,000 at December 28, 1996 and December 27, 1997,
respectively. Restaurant rental expense included in the accompanying consolidated statements of operations consists of the following:

                                       FISCAL YEARS ENDED
                           ------------------------------------------
                           DECEMBER 30,  DECEMBER 28,   DECEMBER 27,
                               1995          1996           1997
                           ------------  -------------  -------------
Base rent expense           $8,704,028   $   9,685,370  $  10,337,978
Percentage rent expense        200,930         209,026        226,120
Straight-line expense        1,032,645         489,512        545,835
                           ------------  -------------  -------------
   Total rent expense       $9,937,603   $  10,383,908  $  11,109,933
                           ------------  -------------  -------------
                           ------------  -------------  -------------

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

(7) TRANSACTIONS WITH RELATED PARTIES

    During 1992, the Company purchased property for a restaurant site in Westport, Connecticut, for approximately $1.2 million from an affiliate of a partnership whose general partner is a director of the Company. The director was not involved in the purchase negotiation of that particular property and management believes that the price paid represented fair market value.

    The Company has entered into an agreement with its president pursuant to which, upon the death of the president, his estate will have the right, but not the obligation, to cause the Company to purchase shares of the Company's common stock held by the estate at their fair market value. The purchase price will be payable out of and to the extent of, the proceeds of a $3.0 million life insurance policy on the president's life held by the Company. If the estate chooses to sell such shares to a third party within a specified time after the president's death, the Company shall have the right of first refusal with respect to the purchase of such shares.

    During 1992, the president of the Company made a personal loan amounting to $837,175, to the Orange, Connecticut landlord, with whom the Company has an operating lease. The repayment terms require the Company to make the rental payments directly to the president through the year 2002. The Company paid approximately $150,000 per year in 1995, 1996 and 1997, related to this agreement.

    In March 1997, the Company leased a building and real property for the first Sal and Vinnie's Sicilian Steakhouse location from the Company's president and purchased all furniture, fixtures and equipment currently at the facility for their appraised value of $650,000. In conjunction with this transaction, the Company loaned to its president approximately $637,500, which was repaid during 1997.

(8) BENEFIT PLANS

    In 1990, an incentive plan was established in which general, district and restaurant managers participate. Awards under the plan are tied to achievement of specific operating targets. Expenses under the plan were approximately $597,000, $647,000 and $909,000 in 1995, 1996 and 1997, respectively.

    In March of 1997, the Company implemented a 401(k) plan for management and office employees. Currently there are 183 participants in the plan and the Company made matching contributions of approximately $62,000 to the plan in 1997.

                             BERTUCCI'S, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    DECEMBER 27, 1997

(9) OTHER RECEIVABLES

    The Company has recorded as "Other receivables" amounts due from landlords relating to construction allowances for locations opened during 1997. The Company is awaiting reimbursement of these amounts.

(10) EPS CALCULATIONS

    Basic and diluted earnings per share were calculated as follows:


             BASIC                        1995          1996          1997
------------------------------------  ------------  ------------  ------------
Net income                            $   (885,949) $  3,224,827  $  3,507,543
Weighted average shares                  8,728,442     8,790,428     8,807,940
                                       ------------  ------------  ------------
Basic earnings per share                    $(0.10)  $      0.37  $       0.40
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------


             DILUTED                      1995          1996          1997
------------------------------------  ------------  ------------  ------------
Net income                            $   (885,949) $  3,224,827  $  3,507,543
Weighted average shares                  8,728,442     8,790,428     8,807,940
Effect of stock options                         --        63,317        92,004
                                      ------------  ------------  ------------
Weighted average shares as adjusted      8,728,442     8,853,745     8,899,944
                                      ------------  ------------  ------------
                                      ------------  ------------  ------------
Basic earnings per share              $      (0.10) $       0.36  $       0.39
                                      ------------  ------------  ------------
                                      ------------  ------------  ------------

    Options to purchase 129,500 shares of common stock at prices ranging from $6.69 to $18.50 per share were outstanding during 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options, which expire June 2001 through May 2006 were still outstanding at the end of 1997.

(11) MERGER AGREEMENT

    Subsequent to year-end, the Company has entered into a definitive merger agreement with a group led by Bertucci's president. Pursuant to the transaction, the group will acquire all of the outstanding shares of Bertucci's common stock (other than stock currently owned by the president) for a purchase price of approximately $54 million, or $8.00 per share in cash. The closing of the merger is subject to approval by the stockholders of Bertucci's and other necessary regulatory authorities and customary closing conditions.

                             BERTUCCI'S, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    DECEMBER 27, 1997


(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    QUARTER ENDED
                                    --------------------------------------------------
                                     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                    ---------------------------------------------------
                                    16 WEEKS            TWELVE WEEKS ENDED
                                      ENDED       ------------------------------------
                1995                 APRIL 22,     JULY 15,   OCTOBER 7,   DECEMBER 30,
                                    ----------    ---------  -----------  ------------
Net sales                           $  35,446     $  28,521   $  28,211    $   28,082
Operating income (loss)                 1,734         1,105       1,300        (4,538)
Net income (loss)                         902           525         610        (2,923)
Earnings (loss) per share           $    0.10     $    0.06   $    0.07    $    (0.33)

                                    16 WEEKS            TWELVE WEEKS ENDED
                                      ENDED    ------------------------------------
                1996                 APRIL 20,  JULY 13,   OCTOBER 5,   DECEMBER 28,
                                    ---------  ---------  -----------  ------------
Net sales                           $  38,259  $  30,235   $  29,549    $   30,001
Operating income                        1,290      1,414       1,543         2,193
Net income                                549        685         792         1,199
Earnings per share                  $    0.06  $    0.08   $    0.09    $     0.14

                                   16 WEEKS            TWELVE WEEKS ENDED
                                     ENDED    ------------------------------------
                1997               APRIL 19,  JULY 12,   OCTOBER 4,   DECEMBER 27,
                                   ---------  ---------  -----------  ------------
Net sales                          $  40,337  $  31,643   $  32,663    $   32,076
Operating income                       1,942      1,453       1,723         1,403
Net income                             1,003        764         973           768
Earnings per share                 $    0.11  $    0.09   $    0.11    $     0.09

                                       28

ITEM 9:  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         BOARD OF DIRECTORS OF THE COMPANY

                                      YEAR FIRST
                                       ELECTED A       POSITION WITH THE COMPANY OR PRINCIPAL
NAME OF DIRECTOR             AGE       DIRECTOR         OCCUPATION DURING THE PAST FIVE YEARS
----------------             ---      -----------  -----------------------------------------------

TERM ENDING IN 2000:

Robert L. Lestina, Jr.        56         1987      Retired since December 1994. Previously, for
                                                   more than five years, employed in the Venture
                                                   Capital Division of Allstate Insurance Company.
                                                   Director of Portage Industries Company (a
                                                   thermoplastic processor).

James Westra                  46         1993      Attorney, shareholder in the law firm of Hutchins,
                                                   Wheeler & Dittmar, A Professional Corporation.

TERM ENDING IN 1999:

E. Bulkeley Griswold          59         1990      General Partner of MarketCorp Ventures, Limited
                                                   Partnership, the general partner of MarketCorp
                                                   Ventures Associates, Limited Partnership, a
                                                   venture capital fund, since September 1983.
                                                   Director of Scan Optics (which is in the
                                                   optical character business) and Investor
                                                   Preference Fund (a fixed income mutual fund
                                                   service). Public Board member, New York
                                                   Mercantile Exchange.

Allan J. Steinmetz            46         1996      Senior Vice President, Director of Marketing of
                                                   Arthur D. Little, a worldwide
                                                   management/technology consulting firm, since
                                                   1993. Member of the United States Postal
                                                   Service Marketing Advisory Council. Former
                                                   Associate Partner of Marketing of Andersen
                                                   Consulting (1991-1993).

TERM ENDING IN 1998:

Joseph Crugnale               47         1984      Chairman of the Board since May 1991. President
                                                   of the Company since 1984.


    During fiscal 1997, there were four meetings of the Board of Directors of the Company. All of the Directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by committees of the Board of Directors on which they served. The Board of Directors appointed a compensation committee on January 19, 1997, which consists of Joseph Crugnale, E. Bulkeley Griswold and James Westra. The compensation committee met once in 1997.

    The Audit Committee of the Board of Directors reviews, with the Company's independent auditors, the scope of the audit for the year, the results of the audit when completed and the independent auditors' fees for services performed. The Audit Committee also recommends independent auditors to the Board of Directors and reviews, with management, various matters related to its internal accounting controls. The present members of the Audit Committee are Robert L. Lestina, Jr. and E. Bulkeley Griswold, both of whom became members of the Audit Committee in May 1991. The Audit Committee was formed in 1991 in anticipation of the Company's initial public offering. The Audit Committee met on one occasion in 1997 to review the audit for the Company's 1996 fiscal year.

    The Company also has an Employee Option Committee, whose purpose is to administer the Company's 1987 Amended and Restated Stock Option Plan, the Company's Amended and Restated Time Accelerated Restricted Stock Option Plan and the Company's 1997 Stock Option Plan. The members of such Committee are Messrs. Lestina and Griswold. The Employee Option Committee met on one occasion in 1997.

    The Company also has a Director Option Committee to administer the Bertucci's, Inc. 1993 Stock Option Plan for Non-Employee Directors (the "1993 Director Plan"). The members of such Committee are Messrs. Crugnale and Lestina. The Director Option Committee met on one occasion in 1997.

    Each Director is entitled to receive from the Company a payment of $1,500 for each meeting of the Board of Directors that such Director attends and is entitled to receive options to purchase 3,000 shares of Common Stock of the Company per year. In addition, the Company has agreed to reimburse the Directors for expenses incurred in connection with attending meetings of the Board of Directors.

    The 1993 Director Plan provides for the granting of non qualified options in such amounts, on such terms and to such non-employee directors of the Company as the administrators of the 1993 Director Plan, in accordance with the terms of the 1993 Director Plan, may select. A total of 155,000 shares of Common Stock are reserved for issuance pursuant to the 1993 Director Plan.

EXECUTIVE OFFICERS OF THE COMPANY

    Information with respect to executive officers of the Company is set forth below. The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

    JOSEPH CRUGNALE, 47, has been the President of the Company since its founding in 1984. Mr. Crugnale is the former owner of Steve's Ice Cream, which, at the time he acquired it in 1977, was a one-store ice cream shop and which, when Mr. Crugnale sold it in 1983, had grown to a 26-store operation.

    THEODORE R. BARBER, 45, has been the Senior Vice President and Chief Operating Officer of the Company since January 1996. Mr. Barber began his employment with the Company in May 1994 as Vice President of Purchasing and Contract Administration. Previously, Mr. Barber had been the President and Chief Consultant for Theodore Barber & Co., a food facility consulting company, since 1992. Between 1990 and 1992, Mr. Barber was the Chief Consultant and Project Manager of Euro Disneyland in Paris, France.

    ANTHONY BALLETTA, 43, has been the Vice President of Operations of the Company since August 1995 and has served in different management capacities with the Company since 1991. Prior to joining the Company in 1991, Mr. Balletta had over 15 years of restaurant experience.

    EDWARD BUICE, 52, joined the Company as Vice President and General Counsel on March 20, 1995. Prior to joining the Company, Mr. Buice had been in private practice in Massachusetts since 1993. Mr. Buice served as Vice President, Secretary and General Counsel of Uno Restaurant Company from 1989 to 1993. Mr. Buice was an in-house attorney for Church's Fried Chicken, Inc., from 1986 to 1987 and served as its Vice President and Corporate Counsel from 1987 to 1989.

    NORMAN S. MALLETT, 52, has been the Vice President-Finance, the Treasurer and the Chief Financial Officer of the Company since 1991 and served as the Director of Finance of the Company from 1987 to 1991. Prior to joining the Company, Mr. Mallett was employed for fifteen years by Shoney's South, Inc., a company in the restaurant business operating throughout the southeastern United States.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the Company's executive officers (other than the Chief Executive Officer) whose total annual salary and bonus exceeded $100,000 for all services rendered in all capacities to the Company and its subsidiaries for the Company's three fiscal years ended December 27, 1997.

                                                                  ANNUAL
                                                               COMPENSATION                 LONG-TERM COMPENSATION
                    NAME AND                       ------------------------------------  ----------------------------
               PRINCIPAL POSITION                    YEAR       SALARY(1)     BONUS(1)   OPTIONS GRANTED   ALL OTHER
-------------------------------------------------  ---------  -------------  ----------  ---------------  -----------

Joseph Crugnale                                       1997     $271,376.18      N/A            N/A            N/A
President                                             1996     $220,388.70      N/A            N/A            N/A
                                                      1995     $220,388.70      N/A            N/A            N/A

Norman S. Mallett                                     1997     $126,662.98      N/A            N/A            N/A
Vice President-Finance                                1996     $109,491.20      N/A            N/A            N/A
                                                      1995     $109,491.20      N/A            10,000         N/A

Theodore R. Barber,                                   1997     $146,820.24      N/A            N/A            N/A
Senior Vice President and                             1996     $126,683.77      N/A            N/A            N/A
Chief Operating Officer                               1995     $ 91,200.51      N/A            16,000         N/A

Anthony Balletta                                      1997     $103,261.36      N/A            N/A            N/A
Vice President-Operations                             1996     $ 93,515.35      N/A            N/A            N/A
                                                      1995     $ 80,955.35      $9,389.79      20,000         N/A

(1) Salary and bonus amounts are presented in the year earned, however, the payment of such amounts may have occurred in other years.

OPTION GRANTS IN LAST FISCAL YEAR

    There were no option grants in fiscal 1997 to the named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

    The following table provides information on the value of the named executive officers' unexercised options as of December 27, 1997.

                                                                                          VALUE OF
                                                                                        IN-THE-MONEY
                                                              NUMBERS OF UNEXERCISED     OPTIONS AT
                               SHARES                          OPTIONS AT 12/27/97       12/27/97(1)
                              ACQUIRED           VALUE      --------------------------  -------------
NAME                         ON EXERCISE       REALIZED     EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------  -----------------  -------------  -----------  -------------  -------------  -------------
Joseph Crugnale,                   0               $0              0             0              $0               $0
President

Norman S. Mallett,
Vice-President -
Finance                            0                $0        27,500         5,000        ($343.75)     $  7,812.50

Theodore R. Barber,
Senior Vice President
and Chief Operating
Officer                            0               $0          9,600         6,400      $15,000.00      $ 10,000.00

Anthony Balletta,
Vice-President -
Operations                         0               $0         12,500        10,000     ($14,531.25)     $ 15,625.00


------------------------
(1) Value of unexercised stock options represents the difference between the exercise prices of the stock options and the stock closing price of the Company's Common Stock on NASDAQ National Market System on December 27, 1997.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following information is furnished as of March 5, 1998, with respect to Common Stock of the Company beneficially owned, within the meaning of Rule 13d-3, by any person who is known by the Company to be the beneficial owner of more than five percent of any class of voting securities of the Company, all Directors of the Company and by all Directors and executive officers of the Company as a group. Unless otherwise indicated, the named individuals held sole voting and investment power over the shares listed below.



NAME AND ADDRESS OF BENEFICIAL OWNER**                              AMOUNT AND NATURE OF    PERCENT
AND NAME OF DIRECTOR                            TITLE OF CLASS      BENEFICIAL OWNERSHIP   OF CLASS
----------------------------------------     -----------------      --------------------  -----------

Joseph Crugnale                              Common Stock              2,177,710(1)          24.4%

E. Bulkeley Griswold                         Common Stock                 10,000(2)             *

Robert L. Lestina, Jr.                       Common Stock                  6,000(3)             *

James Westra                                 Common Stock                  7,499(4)             *

Allan J. Steinmetz                           Common Stock                  3,000(5)             *

Theodore R. Barber                           Common Stock                 10,600(6)             *

Norman S. Mallett                            Common Stock                 80,500(7)             *

All Directors and officers as a group        Common Stock              2,311,987(8)          26.0%
(9 persons)

------------------------
*   Less than 1.0%

**  Unless otherwise specified, the beneficial owner's address is c/o
    Bertucci's.

(1) Of such shares, 2,938 shares are held in trusts for the benefit of Mr. Crugnale's minor children.

(2) Of such shares, 3,000 are purchasable by Mr. Griswold under options presently exercisable or exercisable within 60 days of March 5, 1998 and 7,000 are held by Mr. Griswold's 401(k) plan.

(3) Of such shares, 3,000 are purchasable by Mr. Lestina under options presently exercisable or exercisable within 60 days of March 5, 1998. In addition, Mr. Lestina holds 3,000 of such shares jointly with his wife.

(4) Of such shares, 2,600 shares are held in the Hutchins, Wheeler & Dittmar Profit Sharing Trust, in which Mr. Westra has a beneficial interest, 3,000 are purchasable by Mr. Westra under options presently exercisable or exercisable within 60 days of March 5, 1998 and 1,899 shares are held by Mr. Westra's wife. Mr. Westra disclaims beneficial ownership of the shares held by his wife.

(5) All of these shares are purchasable under options presently exercisable or exercisable within 60 days of March 5, 1998.

(6) Of such shares, 9,600 are purchasable under options presently exercisable or exercisable within 60 days of March 5, 1998.

(7) Of such shares, 27,500 shares are purchasable by Mr. Mallett under options presently exercisable.

(8) Included in this figure are 65,100 shares purchasable by certain officers and Directors under options presently exercisable or exercisable with 60 days of March 5, 1998.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons owning more than 10% of the outstanding Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than 10% holders of Common Stock are required, by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on copies of such forms furnished, as provided above, the Company believes that during fiscal 1997, there was compliance with all Section 16(a) filing requirements applicable to its officers,directors and owners of greater than 10% of its Common Stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Messrs. Crugnale, Griswold, Lestina, Steinmetz and Westra served as members of the Board of Directors during all of fiscal 1997 and participated in Board of Directors' deliberations on executive compensation. Mr. Crugnale served as President and Chairman of the Board of the Company during fiscal 1997. Mr. Westra served as Clerk of the Company during fiscal 1997, but was not an employee of the Company or any of its subsidiaries during fiscal 1997. Mr. Griswold, Mr. Steinmetz and Mr. Lestina were not officers or employees of the Company or any of its subsidiaries during fiscal 1997. During 1997, Mr. Crugnale was involved in the transactions with the Company specified in Note 7 of the Notes to Consolidated Financial Statements included in this report.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

     1. Financial Statements are listed in the Index to Financial Statements on page 13 of this report.

     2. Exhibits are listed in subsection (c) below.

    (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on February 26, 1998 to report the execution of the Merger Agreement pursuant to Item 5 of Form 8-K.

    (c) Exhibits

        *  3.1        Restated Articles of Organization of the Company.

       **  3.2        Amendment to the Company's Restated Articles of Organization

        *  3.3        By Laws of the Company.

       **  10.1       Amended and Restated 1987 Stock Option Plan, as amended and restated on June 4,
                      1991.

        *  10.2       Form of Incentive Stock Option Agreement under Amended and Restated 1987 Stock
                      Option Plan.

        *  10.3       Amended and Restated Time Accelerated Restricted Stock Option Plan

        *  10.4       Form of Stock Option Agreement under Amended and Restated Time Accelerated
                      Restricted Stock Option Plan.

        *  10.5       Crugnale Noncompetition, Nondisclosure and Inventions Agreement dated September
                      1, 1987.

       **  10.6       Stock Agreement dated as of July 5, 1991, between the Company and Joseph
                      Crugnale.

      ***  10.7       Agreement and Plan of Merger dated as of February 13, 1998 among Bertucci's,
                      Inc., Ten Ideas, Inc. and Ten Ideas Acquisition Corporation.

           21         List of Subsidiaries.

           23         Consent of Arthur Andersen LLP.

           27         Financial Data Schedule.

* Incorporated by reference to the exhibits to the Registration Statement No. 33-40677 on Form S-1 filed by the Company with the Securities and Exchange Commission.

** Incorporated by reference to the exhibits to the Registration Statement No. 33-46201 on Form S-1 filed by the Company with the Securities and Exchange Commission.

*** Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed February 26, 1998.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 6, 1998             By:    /s/ JOSEPH CRUGNALE
                                     ------------------------------------------
                                       Joseph Crugnale
                                       President, Chief Executive Officer and
                                       Director

Date: March 6, 1998             By:    /s/ NORMAN S. MALLETT
                                     ------------------------------------------
                                       Norman S. Mallett
                                       Vice President-Finance; Treasurer
                                       (Principal Financial and Accounting
                                       Officer)


    Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 6, 1998             By:    /s/ E. BULKELEY GRISWOLD
                                     ------------------------------------------
                                       E. Bulkeley Griswold,
                                       Director

Date: March 6, 1998             By:    /s/ ROBERT L. LESTINA, JR.
                                     ------------------------------------------
                                       Robert L. Lestina, Jr.,
                                       Director

Date: March 6, 1998             By:    /s/ ALLAN J. STEINMETZ
                                     ------------------------------------------
                                       Allan J. Steinmetz,
                                       Director

Date: March 6, 1998             By:    /s/ JAMES WESTRA
                                     ------------------------------------------
                                       James Westra,
                                       Director