Form 10-Q
period 1998-04-18
BERTUCCIS INC
filed 1998-05-28
CIK 874971

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended April 18, 1998

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


                                  Yes X No_____


On May 28, 1998, 8,912,821 shares of the registrant's Common Stock were outstanding.

                                BERTUCCI'S, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                            PAGE
PART I: FINANCIAL INFORMATION

        Item 1.  Financial Statements:
                 1)   Consolidated Condensed Balance Sheets
                      April 18, 1998, and December 27, 1997              4

                 2)   Consolidated Condensed Statements of Operations
                     For Sixteen Weeks Ended April 18, 1998,
                              and April 19, 1997 5

                 3)   Consolidated Condensed Statements of Shareholders'
                      Equity For Sixteen Weeks Ended April 18, 1998      6

                 4)   Consolidated Condensed Statements of Cash
                      Flows For Sixteen Weeks Ended April 18, 1998,
                      and April 19, 1997                                 7

                 5)   Notes to Consolidated Condensed Financial
                      Statements                                         8

        Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                   9-11


PART II:       OTHER INFORMATION                                         12-13

               Item 1.   Legal Proceedings
               Item 2.   Changes In Securities
               Item 3.   Defaults Upon Senior Securities
               Item 4.   Submission Of Matters To A Vote Of Security
                          Holders
               Item 5.   Other Information
               Item 6.   Exhibits And Reports On Form 8-K


SIGNATURES                                                               14

                          PART I: FINANCIAL INFORMATION

                                BERTUCCI'S, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                April 18,         December 27,
                                                   1998                1997
                                              ----------------------------------
                                                       (in thousands)

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                $       5,395       $       5,755
     Inventories                                      1,110               1,222
     Accounts receivable                                308                 242
     Note receivables                                     4                   4
     Other receivables                                  832                 832
     Prepaid expenses                                   900                 678
     Deferred preopening costs                          343                 434
     Prepaid taxes                                    1,104               1,104
                                              --------------      --------------
          Total current assets                        9,996              10,271
                                              --------------      --------------

PROPERTY AND EQUIPMENT, at cost:
     Land                                             2,902               2,902
     Buildings                                       10,477              10,474
     Leasehold improvements                          76,497              76,045
     Machinery and equipment                         40,613              39,972
     Construction in progress                         1,319                 222
                                              --------------      --------------
                                                    131,808             129,615
     Less - Accumulated depreciation                 40,733              38,090
                                              --------------      --------------
          Net property and equipment                 91,075              91,525
PREPAID TAXES                                         1,865               1,865
OTHER ASSETS                                          1,907               1,855
                                              --------------      --------------
                                              $     104,843       $     105,516
                                              ==============      ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable-current                    $          25       $          25
     Accounts payable                                 5,427               5,983
     Accrued expenses                                 1,455               2,384
     Accrued payroll and employee benefits            3,368               3,738
     Accrued taxes                                    2,024               1,880
                                              --------------      --------------
         Total current liabilities                   12,299              14,010
DEFERRED RENT                                         6,764               6,610
NOTES PAYABLE                                             -                  25
LONG-TERM DEBT                                       13,500              13,500
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
      Authorized - 200,000 shares, none issued            -                   -
     Common stock, $.005 par value -
      Authorized - 15,000,000 shares
     Issued and outstanding -
      8,896,016 shares at December 27, 1997, and
      8,908,621 shares at April 18, 1998                 45                  45
     Additional paid-in capital                      45,238              45,165
     Retained earnings                               26,997              26,161
                                              --------------      --------------
          Total shareholders' equity                 72,280              71,371
                                              --------------      --------------
                                              $     104,843       $     105,516
                                              ==============      ==============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Sixteen Weeks Ended
                                     -------------------------------------------
                                        April 18,                  April 19,
                                          1998                       1997
                                     --------------             ----------------
                                           (in thousands, except share data)


NET SALES                            $      43,956              $      40,337
                                     --------------             --------------

COSTS AND EXPENSES:
     Cost of sales                          10,925                     10,118
     Operating expenses                     23,165                     20,945
     General and administrative expenses     3,097                      2,432
     Depreciation and amortization           2,789                      2,719
     Taxes other than income                 2,370                      2,181
                                     --------------             --------------
          Total costs and expenses          42,346                     38,395
                                     --------------             --------------
          Operating income                   1,610                      1,942
INTEREST EXPENSE, net                          299                        367
INTEREST INCOME                                  1                          4
                                     --------------             --------------
     Income before income tax expense        1,312                      1,579
INCOME TAX EXPENSE                             476                        576
                                     --------------             --------------
     Net income                      $         836              $       1,003
                                     ==============             ==============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING AND DILUTIVE POTENTIAL
    COMMON SHARES                        9,003,406                  8,883,801
                                     ==============             ==============

EARNINGS PER SHARE
   BASIC AND DILUTED INCOME
    PER COMMON SHARE                 $        0.09              $        0.11
                                     ==============             ==============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                             Common Stock      Additional
                         -------------------   Paid-In   Retained  Shareholders'
                           Shares      Par     Capital   Earnings     Equity
                         --------- ---------  ---------  --------- -------------
                                            (in thousands)

BALANCE, December 27, 1997  8,896  $     45   $ 45,165   $ 26,161  $     71,371
     Issuance of stock          9         -         49          -            49
     Exercise of options        4         -         24          -            24
     Net income                 -         -          -        836           836
                         --------- ---------  ---------  --------- -------------

BALANCE, April 18, 1998     8,909  $     45   $ 45,238   $ 26,997  $     72,280
                         ========= =========  =========  ========= =============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                                BERTUCCI'S, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Sixteen Weeks Ended
                                              ----------------------------------
                                                 April 18,          April 19,
                                                    1998               1997
                                              --------------     ---------------
                                                         (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                $         836      $       1,003
     Adjustments to reconcile net income
      to net cash provided by
      operating activities
        Depreciation and amortization                  2,906              2,822
        (Increase) decrease in inventories               112                 (7)
        Increase in prepaid expenses,
         accounts receivable, notes
         receivable and other assets                    (298)              (368)
        Decrease in accounts payable                    (556)              (374)
        Increase in accrued expenses and
         deferred rent                                (1,145)               500
        Increase in accrued, deferred and
         prepaid taxes                                   144                198
                                               --------------     --------------
             Net cash provided by operations           1,999              3,774
                                               --------------     --------------

CASH FLOWS USED FROM INVESTING ACTIVITIES:
     Additions to preopening costs                       (63)               (90)
     Additions to property and equipment              (2,299)            (2,179)
     Purchases of liquor licenses                        (45)              (110)
                                               --------------     --------------
             Net cash used by investing
              activities                              (2,407)            (2,379)
                                               --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                             73                 69
     Paydown of debt                                       -             (2,000)
     Decrease in notes payable                           (25)               (25)
                                               --------------     --------------
             Net cash provided by (used by)
              financing activities                        48             (1,956)
                                               --------------     --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (360)              (561)
CASH AND CASH EQUIVALENTS, beginning of period         5,755              4,266
                                               --------------     --------------
CASH AND CASH EQUIVALENTS, end of period       $       5,395      $       3,705
                                               ==============     ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for ---
             Interest, net of amount
              capitalized                      $         354      $         370
                                               ==============     ==============
             Income taxes                      $         312      $         547
                                               ==============     ==============

     The accompanying notes are an integral part of these consolidated condensed finanical statements.

                                BERTUCCI'S, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 April 18, 1998



1.   Basis of Presentation

     In the opinion of management, the accompanying consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the sixteen-week period ended April 18, 1998 are not necessarily indicative of the results to be expected for the full year.

     The significant accounting policies followed by the Company are set forth in the notes to Consolidated Financial Statements in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in the 1997 Form 10-K.

2.   Earnings Per Share

     During 1997, the Company adapted the provisions of SFAS No. 128, Earnings Per Share, which was effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires replacement of primary earnings per share (EPS) with basic EPS, which is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required. For the sixteen-week periods ended April 18, 1998, and April 19, 1997, basis and diluted earnings are the same amount at $0.09 and $0.11, respectively.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following table sets forth the percentage relationship to net sales of certain items included in the Company's income statements for the periods indicated.


                                                    Sixteen Weeks Ended
                                           -------------------------------------
                                             April 18,                April 19,
                                                1998                    1997
                                           -------------            ------------

NET SALES                                         100.0%                  100.0%
                                           -------------            ------------

COSTS AND EXPENSES:
     Cost of sales                                 24.9                    25.1
     Operating expenses                            52.7                    51.9
     General and administrative expenses            7.0                     6.0
     Depreciation and amortization                  6.3                     6.8
     Taxes other than income                        5.4                     5.4
                                           -------------            ------------
          Total costs and expenses                 96.3                    95.2
                                           -------------            ------------
          Operating income                          3.7                     4.8
INTEREST EXPENSE, net                               0.7                     0.9
INTEREST INCOME                                       -                       -
                                           -------------            ------------
          Income before income tax expense          3.0                     3.9
INCOME TAX EXPENSE                                  1.1                     1.4
                                           -------------            ------------
          Net income                                1.9%                    2.5%
                                           =============            ============
RESTAURANT OPERATING DATA:
     Average sales per restaurant
      open for full period                 $      1,685             $     1,680
     Percentage change in average sales
      per restaurant open for full
      period                                        0.3%                  (1.2)%
     Percentage change in comparable
      restaurant sales                              3.2%                   1.0 %


NUMBER OF RESTAURANTS:
     Restaurants open at beginning of period         85                      80
          Restaurants opened during period            -                       1
          Restaurants closed during period            -                       -
                                           -------------            ------------
     Restaurants open at end of period               85                      81

          Sixteen Weeks Ended April 18,  1998,  Compared to Sixteen  Weeks Ended
               April 19, 1997


     Net sales increased $3.6 million, or 9.0%, to $44.0 million in the first quarter of fiscal year 1998, from $40.3 million in the first quarter of fiscal year 1997. The increase in net sales primarily came from the five new restaurants opened in fiscal year 1997. Comparative restaurant sales during the first quarter were positive by 3.2%. This modest increase was attributable to the milder than normal winter in the Northeast and increased customer counts in the Chicago area due to better awareness of the concept.

     Cost of sales, primarily food and beverages, increased from $10.1 million in the sixteen weeks ended April 19, 1997, to $10.9 million in the corresponding 1998 period. As a percentage of net sales, these costs were 25.1% in the 1997 fiscal period, and 24.9% in the 1998 fiscal period. The percentage decrease came from better buying opportunities and better efficiency at the operations level.

     Restaurant operating expenses for the sixteen-week period increased from $20.9 million in fiscal year 1997, to $23.2 million in fiscal year 1998. As a percentage of net sales, operating expenses increased from 51.9% in 1997, to 52.7% in the 1998 fiscal period. The percentage increase was attributable to increased labor costs, driven by an increase in the average wage rate and a tight labor market as a result of low unemployment and increased industry competition.

     General and administrative expenses increased from $2.4 million in the sixteen weeks ended April 19, 1997, to $3.1 million in the corresponding 1998 period. As a percentage of net sales, general and administrative costs increased from 6.0% in 1997, to 7.0% in the 1998 fiscal period. Approximately $300,000 of the increase in 1998 is attributable to earlier advertising production costs than in the prior year. Advertising expense for the remainder of the year is expected to be approximately $800,000 to $1 million less than the comparable prior period. The remainder of the increase was the result of increased costs associated with a bonus plan implemented in 1997, and payroll costs associated with training and development of the managers for the new restaurant openings scheduled for 1998.

     Depreciation and amortization expense decreased, as a percentage of net sales, from 6.8% in the 1997 period, to 6.3% in the 1998 sixteen-week period. This decrease was attributable to the amortization expense on fewer new restaurants.

     Taxes other than income increased from $2.2 million during the sixteen weeks ended April 19, 1997, to $2.4 million in the corresponding 1998 period, due to increases in real property taxes and payroll taxes.

     Interest expense decreased from $367,000 to $299,000 for the sixteen weeks of 1997 and 1998, respectively. This decrease was attributable to the lower amount of bank borrowings and lower interest rate charged during the 1998 sixteen-week period.

     The effective income tax rate decreased from 36.5% for the sixteen weeks ended April 19, 1997, to 36.3% for the corresponding period ending April 18, 1998.

                        Liquidity and Sources of Capital

     To date, the Company has financed its expansion from operations, bank borrowings, and the private placements and public offerings of equity securities. The Company does not have significant receivables or inventory. The Company receives trade credit based upon negotiated terms for purchasing food and supplies.

     The Company has a bank line-of-credit, refinanced in November 1997, effect until November 30, 2002, under which it may borrow up to $22.5 million. The Company pays a commitment fee to the bank and interest is calculated using LIBOR plus an applicable LIBOR margin. The applicable LIBOR margin and the applicable commitment fee rate for any fiscal quarter shall be determined at the end of the previous fiscal quarter based on the ratio of Consolidated Total Funded Debt to Consolidated EBITDA. Based on the determination of the aforementioned ratio, the Company will pay between .50% and 1.25% as a LIBOR margin and between .125% and
 .250% as an applicable commitment fee rate. There are no compensating-balance arrangements or legal restrictions as to the withdrawal of these funds. At April 19, 1997, and April 18, 1998, the amounts outstanding under this line-of-credit were $16.4 million and $13.5 million, respectively.

     During the sixteen weeks ended April 19, 1997, and April 18, 1998, the Company's investment in property and equipment was $2.2 million and $2.3 million, respectively. The investments were funded with cash provided by operations and with the proceeds of financing activities. During the sixteen weeks ended April 19, 1997, and April 18, 1998, the Company generated net cash, from continuing operations, of $3.8 million and $2.0 million, respectively.

     The Company expects to open six restaurants in fiscal year 1998 and five to six restaurants in fiscal year 1999. The Company expects to expend approximately $9.0 million in fiscal year 1998, and approximately $7.5 million in fiscal year 1999 to finance its planned expansion. The Company believes that it will have sufficient working capital and bank borrowing to finance its expansion plan through the end of fiscal year 1999.

     New Accounting Pronouncements

     In April 1998, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although early application is encouraged. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle.

     The Company currently intends to early adopt SOP 98-5 on January 1, 1999. Upon adoption, the Company estimates it will incur a cumulative effect of a change in accounting principle that will range from $300,000 to $400,000. This estimate primarily includes unamortized preopening costs which were previously amortized over the 12-month period subsequent to a restaurant opening.

     Forward-Looking Information

     Information and statements in this Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to, the Company's management. When used in the Form 10-Q, words such as "believe", "expect" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, shifts in consumer demand, the costs of products and services, general economic conditions and acts of third parties, as well as other factors described in the Form 10-Q and, from time to time, in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as believed or expected.

                           PART II: OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

          After the announcement of the agreement among the Company, Ten Ideas, Inc. and Ten Ideas Acquisition Corp., pursuant to which the Company would be merged with Ten Ideas Acquisition Corp. (the "Ten Ideas Merger"), the following three (3) purported class action lawsuits were filed in February 1998 in Massachusetts Superior Court against the Company and its Board of Directors in connection with the Ten Ideas Merger (the "Stockholder Actions"): (i) Marietta Brewster, v. Joseph Crugnale, et al., Civil Action No. 98-793; (ii) Sandra Weiss, on behalf of herself and all others similarly situated v. Bertucci's, Inc., et al. Civil Action No. 98-811; and (iii) Keith Jamison, on behalf of himself and all others similarly situated v. Joseph Crugnale, et al., Civil Action No. 98-877. The Stockholder Action were consolidated into one action on May 21, 1998. The plaintiffs claim that the Ten Ideas Merger is, or consummation thereof will be, wrongful, unfair, and in breach of the individual defendants' fiduciary duties. The plaintiffs alleged that the price per share in the Ten Ideas Merger is grossly inadequate, that consummation of the Ten Ideas Merger would be without an auction of the Company or other market check, and that the defendants possessed non-public information concerning the condition and prospects of the Company. The plaintiffs in the Stockholder Action seek preliminary and permanent injunctive relief against the Ten Ideas Merger, unspecified monetary damages and other relief. To date, the plaintiffs have not filed a motion for preliminary injunction or other preliminary relief.


Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          On Wednesday, May 13, 1998, the Company terminated the Agreement and Plan of Merger, dated as of February 13, 1998, by and among the Company Ten Ideas, Inc. and Ten Ideas Acquisition Corp. Later that same day, the Company entered into an Agreement and Plan of Merger with NE Restaurant Company, Inc., a Delaware corporation ("NERC"), and NERC Acquisition Corp., a Massachusetts corporation ("NERC Acquisition") (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, on May 20, 1998, NERC Acquisition commenced a tender offer to purchase all of the outstanding shares of the Company's common stock for $10.50 per share. In the merger to occur following consummation of the tender offer, each share of the Company's common stock which is outstanding and not purchased pursuant to the tender offer will be converted into the right to receive $10.50 per share in cash.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27:   Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K on February 26, 1998, to report the execution of the Merger Agreement with Ten Ideas, Inc., pursuant to Item 5 of Form 8-K.

               The Company filed a Current Report on Form 8-K on May 15, 1998 to report the execution of the Merger Agreement with NE Restaurant Company, Inc. pursuant to Item 5 of Form 8-K.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BERTUCCI'S, INC.
                                            (Registrant)




Date:   May 28, 1998                        By:  /s/ Joseph Crugnale
                                            ------------------------------
                                                     Joseph Crugnale
                                                     President and Chief
                                                      Executive Officer




Date:   May 28, 1998                       By:  /s/ Norman S. Mallett
                                                -------------------------------
                                                    Norman S. Mallett
                                                    Vice President-Finance
                                                    Chief Financial Officer and
                                                     Treasurer